Form 10-Q
period 2021-03-31
Adara Acquisition Corp.
filed 2021-05-24
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40014

ADARA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2373325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8845 Red Oak Boulevard Charlotte, NC 28217
(Address of principal executive offices)

(704) 606-2922
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	ADRA.U	NYSE American LLC
Class A Common Stock, par value $0.0001 per share	ADRA	NYSE American LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	ADRA WS	NYSE American LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 24, 2021, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ADARA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,025,876	$102,296
Prepaid expenses	352,563	400,000
Total Current Assets	1,378,439	502,296

Deferred offering costs	—	122,110
Securities held in Trust Account	116,151,528	—
TOTAL ASSETS	$117,529,967	$624,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$81,280	$4,882
Accrued offering costs	5,000	—
Promissory note – related party	—	600,000
Total Current Liabilities	86,280	604,882
Warrant Liabilities	5,051,200	—
Total Liabilities	5,137,480	604,882

Commitments

Class A common stock subject to possible redemption, 10,632,919 shares at redemption value	107,392,482	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 867,081 and no shares issued and outstanding (excluding 10,632,919 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	87	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	288	288
Additional paid-in capital	1,151,225	24,712
Retained earnings/(Accumulated deficit)	3,848,405	(5,476)
Total Stockholders’ Equity	5,000,005	19,524
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,529,967	$624,406

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$168,003
Loss from operations	(168,003)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,528
Transaction costs allocated to warrant liabilities	(86,544)
Change in fair value of warrants	4,106,900
Other income, net	4,021,884

Net income	$3,853,881

Weighted average shares outstanding, Class A redeemable common stock	11,500,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable common stock	2,700,000
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$1.43

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	2,875,000	$288	$24,712	$(5,476)	$19,524

Sale of 11,500,000 Units, Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	11,500,000	1,150	—	—	108,229,432	—	108,230,582

Cash paid in excess of fair value for Private Placement Units	—	—	—	—	288,400	—	288,400

Purchase of Representative Warrants	—	—	—	—	100	—	100

Common stock subject to possible redemption	(10,632,919)	(1,063)	—	—	(107,391,419)	—	(107,392,482)

Net income	—	—	—	—	—	3,853,881	3,853,881

Balance — March 31, 2021	867,081	$87	2,875,000	$288	$1,151,225	$3,848,405	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,853,881
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,106,900)
Transaction costs incurred in connection with IPO	86,544
Interest earned on marketable securities held in Trust Account	(1,528)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	47,437
Accrued expenses	76,398
Net cash used in operating activities	(44,168)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Cash withdrawn from Trust Account to pay for franchise and income taxes	—
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	114,000,000
Proceeds from sale of Private Placements Warrants	4,120,000
Proceeds from sale of Unit Purchase Option	100
Repayment of promissory note – related party	(600,000)
Payment of offering costs	(402,352)
Net cash provided by financing activities	117,117,748

Net Change in Cash	923,580
Cash – Beginning of period	102,296
Cash – End of period	$1,025,876

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000
Initial classification of Class A common stock subject to possible redemption	$103,452,012
Initial classification of warrant liabilities	$9,158,100
Change in value of Class A common stock subject to possible redemption	$3,940,470

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Adara Acquisition Corp. (the “Company”) was incorporated in Delaware on August 5, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,120,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Adara Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,120,000, which is described in Note 4.

Transaction costs amounted to $1,529,462, consisting of $1,000,000 in cash underwriting fees and $529,462 of other offering costs.

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of the Company's signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by February 11, 2023 and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

The Company will have until February 11, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18th, 2021 (see Note 2). The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of February 11, 2021 in the Form 8-K filed with the SEC on February 18, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability under the guidance of Accounting Standard Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of February 11, 2021 were impacted: an increase of $9.2 million in warrant liabilities, a decrease of $9.2 million in the amount of Class A common stock subject to redemption, an increase of $0.1 million in additional paid-in capital and an increase in $0.1 million in accumulated deficit.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,529,462 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $86,544 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants, Public Warrants, and the Representative Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31 ,2021,

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

the Company had a deferred tax asset of approximately $35,934, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per Common Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 9,870,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statement of operations includes a presentation of income  per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,528
Income and Franchise Tax	(1,528)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	11,500,000
Basic and diluted net income per share, Class A redeemable common stock	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings	3,853,881
Net Income	$—
Redeemable Net Earnings	3,853,881
Non-Redeemable Net Loss	$—
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	2,700,000
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$1.43

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, inclusive of 1,500,000 Units sold to the underwriters on January 11, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,120,000 Placement Warrants at a price of $1.00 per Placement Warrant ($4,120,000) from the Company in a private placement. Each Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 2021, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On August 5, 2020, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on November 18, 2020 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

(ii) the consummation of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was $0 and $600,000, respectively, outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares, Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company's Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 867,081 shares of Class A common stock issued and outstanding, excluding 10,632,919 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,875,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company's stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of its Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 8. WARRANT LIABILITIES

Warrants —Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Placement Warrants were identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Representative Warrants

The Company issued 50,000 warrants (the “Representative Warrants”), for minimal consideration, to ThinkEquity (“ThinkEquity”), a division of Fordham Financial Management, Inc. (and/or its designees), in a private placement simultaneously with the closing of Initial Public Offering. The Company accounted for the Representative Warrants as an expense of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Representative Warrants are identical to the Public Warrants except that each Representative Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, and so long as the Representative Warrants are held by ThinkEquity (and/or its designees) or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of a Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by ThinkEquity (and/or its designees), will not be exercisable more than five years from the effective date of the Initial Public Offering in accordance with FINRA Rule 5110(f)(2)(G)(i). The Representative Warrants and the underlying Class A common stock have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of Initial Public Offering pursuant to FINRA Rule 5110(g)(1).

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $116,151,528 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,
Description	Level	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$116,151,528

Liabilities:
Warrant Liability – Public Warrants	1	2,932,500
Warrant Liability – Private Placement Warrants	3	2,101,200
Warrant Liability – Representative Warrants	3	17,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2021

(Unaudited)

The Company utilizes a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 11, 2021
	(Initial Measurement)			March 31, 2021
	Public	Private	Representative	Representative	Private
Input	Warrants	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.54	$9.54	$9.54	$9.63	$9.63
Risk-free rate	0.52%	0.52%	0.36%	0.67%	0.98%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Effective expiration date	6/26/26	6/26/26	5/11/25	5/11/25	6/26/26
One-touch hurdle	$18.15	$—	—	$—	$—

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11th, 2021	3,831,600	5,290,000	36,500	9,158,100
Change in valuation inputs or other assumptions	(1,730,400)	(2,357,500)	(19,000)	(4,106,900)
Fair value as of March 31, 2021	2,101,200	2,932,500	17,500	5,051,200

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Adara Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Adara Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 5, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for businesses in the consumer products industry and related sectors, including those consumer industry businesses in the health and wellness, e-commerce, discretionary spending, and information technology sectors and related channels of distribution.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of approximately $3.9 million, which consists of income of approximately $4.1 million derived from the changes in fair value of the warrant liabilities and approximately $1,528 derived from interest income on marketable securities, offset by operation costs of approximately $86,544.

Liquidity and Capital Resources

On February 11, 2021, the Company consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,120,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,120,000.

For the three months ended March 31, 2021, cash used in operating activities was $44,168. Net income of approximately $3.8 million was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of approximately $4.1 million and transaction costs associated with the IPO of $86,544. Changes in operating assets and liabilities provided $123,835 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $116,151,528 (including approximately $1,528 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,025,876 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on February 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model, specifically a binomial lattice model incorporating the Cox-Ross-

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021, which is described below. Any of these factors, including that added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2021, we consummated the Initial Public Offering of 11,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115,000,000. ThinkEquity, a division of Fordham Financial Management, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act in the Company’s registration statement on Form S-1 (No. 333-250157). The Securities and Exchange Commission declared the registration statements effective on February 8, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,120,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $4,120,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Units, an aggregate of $ 116,150,000 was placed in the Trust Account.

We paid a total of $1,000,000 in cash underwriting fees and $529,462 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 8, 2021, by and between the Company and ThinkEquity, a division of Fordham Financial Management, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Class A Common Stock Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors, the Sponsor and other initial stockholders. (1)
10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 8, 2021, by and between the Company and certain securityholders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (1)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on January 13, 2021 and incorporated by reference herein.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADARA ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Martin A. Sumichrast
	Name:	Martin A. Sumichrast
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)