Form 10-Q
period 2021-06-30
Adara Acquisition Corp.
filed 2021-08-13
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of August 13, 2021, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ADARA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$941,686	$102,296
Prepaid expenses	295,986	400,000
Total Current Assets	1,237,672	502,296

Deferred offering costs	—	122,110
Investments held in Trust Account	116,154,424	—
TOTAL ASSETS	$117,392,096	$624,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$187,680	$4,882
Accrued offering costs	5,000	—
Promissory note – related party	—	600,000
Total Current Liabilities	192,680	604,882
Warrant Liabilities	6,612,900	—
Total Liabilities	6,805,580	604,882

Commitments

Class A common stock subject to possible redemption, 10,454,110 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	105,586,511	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,045,890 and no shares issued and outstanding (excluding 10,454,110 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	105	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	288	288
Additional paid-in capital	2,957,178	24,712
Retained earnings/(Accumulated deficit)	2,042,434	(5,476)
Total Stockholders’ Equity	5,000,005	19,524
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,392,096	$624,406

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$247,167	$415,170
Loss from operations	(247,167)	(415,170)

Other (expense) income:
Interest earned on investments held in Trust Account	2,896	4,424
Transaction costs allocated to warrant liabilities	—	(86,544)
Change in fair value of warrants	(1,561,700)	2,545,200
Other (expense) income, net	(1,558,804)	2,463,080

(Loss) Income before provision for income taxes	(1,805,971)	2,047,910
(Provision) Benefit for income taxes	—	—
Net (loss) income	$(1,805,971)	$2,047,910

Weighted average shares outstanding, Class A redeemable common stock	11,500,000	11,500,000
Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable common stock	2,875,000	2,787,983
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$(0.63)	$0.73

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	2,875,000	$288	$24,712	$(5,476)	$19,524

Sale of 11,500,000 Units, Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	11,500,000	1,150	—	—	108,229,432	—	108,230,582

Cash paid in excess of fair value for Private Placement Units	—	—	—	—	288,400	—	288,400

Purchase of Representative Warrants	—	—	—	—	100	—	100

Common stock subject to possible redemption	(10,632,919)	(1,063)	—	—	(107,391,419)	—	(107,392,482)

Net income	—	—	—	—	—	3,853,881	3,853,881

Balance — March 31, 2021	867,081	$87	2,875,000	$288	$1,151,225	$3,848,405	$5,000,005

Change in value of common stock subject to possible redemption	178,809	18	—	—	1,805,953	—	1,805,971

Net loss	—	—	—	—	—	(1,805,971)	(1,805,971)

Balance – June 30, 2021	1,045,890	$105	2,875,000	$288	$2,957,178	$2,042,434	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,047,910
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,545,200)
Transaction costs incurred in connection with IPO	86,544
Interest earned on investments held in Trust Account	(4,424)
Changes in operating assets and liabilities:
Prepaid expenses	104,014
Accrued expenses	182,798
Net cash used in operating activities	(128,358)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Cash withdrawn from Trust Account to pay for franchise and income taxes	—
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	114,000,000
Proceeds from sale of Private Placements Warrants	4,120,000
Proceeds from sale of Unit Purchase Option	100
Repayment of promissory note – related party	(600,000)
Payment of offering costs	(402,352)
Net cash provided by financing activities	117,117,748

Net Change in Cash	839,390
Cash – Beginning of period	102,296
Cash – End of period	$941,686

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000
Initial classification of Class A common stock subject to possible redemption	$103,452,012
Initial classification of warrant liabilities	$9,158,100
Change in value of Class A common stock subject to possible redemption	$2,134,499

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,442,918 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $86,544 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants, Public Warrants, and the Representative Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30 ,2021, the Company had a deferred tax asset of approximately $86,973, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,896	$4,424
Income and Franchise Tax	(2,896)	(4,424)
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	11,500,000	11,500,000
Basic and diluted net income per share, Class A redeemable common stock	$—	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings	(1,805,971)	2,047,910
Net (Loss) Income	$—	$—
Redeemable Net Earnings	(1,805,971)	2,047,910
Non-Redeemable Net Loss	$—	$—
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	2,875,000	2,787,983
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$(0.63)	$0.73

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's condensed financial statements.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, inclusive of 1,500,000 Units sold to the underwriters on February 11, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

Promissory Note — Related Party

On August 5, 2020, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on November 18, 2020 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $600,000, respectively, outstanding under the Promissory Note. No future borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Adara Sponsor LLC, a total of $10,000 per month for office space and administrative support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, respectively. A total of $50,000 is included in accrued expenses in the accompanying June 30, 2021 condensed balance sheets.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares, Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,045,890 shares of Class A common stock issued and outstanding, excluding 10,454,110 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,875,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

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

For THE SIX MONTHS ENDED June 30, 2021

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;

Level 3: Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

At June 30, 2021, assets held in the Trust Account were comprised of $116,154,424 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$116,154,424

Liabilities:
Warrant Liability – Public Warrants	1	3,852,500
Warrant Liability – Private Placement Warrants	3	2,726,900
Warrant Liability – Representative Warrants	3	33,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company utilizes a lattice model, specifically a binomial lattice model, to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For THE SIX MONTHS ENDED June 30, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 11, 2021
	(Initial Measurement)			June 30, 2021
	Public	Private	Representative	Representative	Private
Input	Warrants	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.54	$9.54	$9.54	$9.72	$9.72
Risk-free rate	0.52%	0.52%	0.36%	0.64%	0.87%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Effective expiration date	6/26/26	6/26/26	5/11/25	5/11/25	6/26/26
One-touch hurdle	$18.15	$—	—	$—	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11th, 2021	3,785,100	5,290,000	36,500	9,158,100
Change in valuation inputs or other assumptions	(1,058,200)	(1,437,500)	(3,000)	(2,545,200)
Transfer to Level 1		(3,852,500)		(3,852,500)
Fair value as of June 30, 2021	2,726,900	—	33,500	2,760,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 during the three months ended June 30, 2021 was $3,852,500.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 5, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for businesses in the consumer products industry and related sectors, including those consumer industry businesses in the health and wellness, e-commerce, discretionary spending, and information technology sectors and related channels of distribution.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,805,971, which consists of operating and formation costs of $247,167, changes in fair value of the warrant liabilities of $1,561,700, offset by interest income on investments of $2,896.

For the six months ended June 30, 2021, we had a net income of $2,047,910, which consists of changes in fair value of the warrant liabilities of $2,545,200 and interest income on investments of $4,424, offset by operating and formation costs of $415,170 and transaction costs associated with the IPO of $86,544.

Liquidity and Capital Resources

On February 11, 2021, the Company consummated the IPO of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 4,120,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,120,000.

For the six months ended June 30, 2021, cash used in operating activities was $128,358. Net income of $2,047,910 was affected by the change in fair value of the warrant liabilities of $2,545,200, transaction costs associated with the IPO of $86,544 and interest income on marketable securities of $4,424. Changes in operating assets and liabilities provided $286,812 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $116,154,424 (including approximately $4,424 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $941,686 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model, specifically a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in February 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our IPO, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been no changes to the risk factors disclosed in our Prospectus filed with the SEC on February 11, 2021 and our Quarterly Report filed with the SEC on May 24, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s IPO and private placement as is described in the Company’s final prospectus, dated February 8, 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	By Laws (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 11, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 18, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADARA ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Martin A. Sumichrast
	Name:	Martin A. Sumichrast
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)