Form 10-Q
period 2021-09-30
Adara Acquisition Corp.
filed 2021-11-12
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

As of November 12, 2021, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for Three and Nine Months Ended September 30, 2021 (Unaudited) and for the Period from August 5, 2020 (Inception) through September 30, 2020	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for Three and Nine Months Ended September 30, 2021 (Unaudited) and for the Period from August 5, 2020 (Inception) through September 30, 2020	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for Period from August 5, 2020 (Inception) through September 30, 2020	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Part III. Signatures		24

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADARA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$844,946	$102,296
Prepaid expenses	237,712	400,000
Total Current Assets	1,082,658	502,296

Deferred offering costs	—	122,110
Investments held in Trust Account	116,157,352	—
TOTAL ASSETS	$117,240,010	$624,406

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$255,191	$4,882
Promissory note – related party	—	600,000
Total Current Liabilities	255,191	604,882
Warrant Liabilities	5,356,800	—
Total Liabilities	5,611,991	604,882

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	116,150,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	288	288
Additional paid-in capital	—	24,712
Accumulated deficit	(4,522,269)	(5,476)
Total Stockholders’ Equity (Deficit)	(4,521,981)	19,524
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$117,240,010	$624,406

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			August 5,
			2020
			(Inception)
	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Operating and formation costs	$217,525	$632,695	$835
Loss from operations	(217,525)	(632,695)	(835)

Other income (expense):
Interest earned on investments held in Trust Account	2,928	7,352	—
Transaction costs allocated to warrant liabilities	—	(86,544)	—
Change in fair value of warrants	1,256,100	3,801,300	—
Total other income, net	1,259,028	3,722,108	—

Net income (loss)	$1,041,503	$3,089,413	$(835)

Weighted average shares outstanding, Class A common stock	11,500,000	9,772,894	—

Basic and diluted net income per share, Class A common stock	$0.07	$0.25	$—

Weighted average shares outstanding, Class B common stock	2,875,000	$2,817,308	2,500,000

Basic and diluted net income per share, Class B common stock	$0.07	0.25	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED September 30, 2021

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	2,875,000	$288	$24,712	$(5,476)	$19,524

Accretion for Class A common stock to redemption amount	—	—	(313,212)	(7,606,206)	(7,919,418)

Cash paid in excess of fair value of private warrants	—	—	288,400	—	288,400

Issuance of Representative Warrants	—	—	100	—	100

Net income	—	—	—	3,853,881	3,853,881

Balance - March 31, 2021 (unaudited)	2,875,000	$288	$—	$(3,757,801)	$(3,757,513)

Net loss	—	—	—	(1,805,971)	(1,805,971)

Balance - June 30, 2021 (unaudited)	2,875,000	$288	$—	$(5,563,772)	$(5,563,484)

Net income	—	—	—	1,041,503	1,041,503

Balance - September 30, 2021 (unaudited)	2,875,000	$288	$—	$(4,522,269)	$(4,521,981)

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - August 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(835)	(835)

Balance - September 30, 2020	2,875,000	$288	$24,712	$(835)	$24,165

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period From
		August 5, 2020
	Nine Months Ended	(Inception) Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$3,089,413	$(835)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,801,300)	—
Transaction costs incurred in connection with IPO	86,544	—
Interest earned on investments held in Trust Account	(7,352)	—
Changes in operating assets and liabilities:
Prepaid expenses	162,288	—
Accrued expenses	250,309	761
Net cash used in operating activities	(220,098)	(74)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	114,000,000	—
Proceeds from sale of Private Placements Warrants	4,120,000	—
Proceeds from sale of Unit Purchase Option	100	—
Proceeds from promissory note - related party	—	100,000
Repayment of promissory note – related party	(600,000)	—
Payment of offering costs	(407,352)	(50,000)
Net cash provided by financing activities	117,112,748	75,000

Net Change in Cash	742,650	74,926
Cash – Beginning of period	102,296	—
Cash – End of period	$844,946	74,926

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$35,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,120,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Adara Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,120,000, which is described in Note 5.

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

SEPTEMBER 30, 2021

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

SEPTEMBER 30, 2021

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.10 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of February 11, 2021 (Audited)
Class A common stock subject to possible redemption	$103,452,012	$12,697,988	$116,150,000
Class A common stock	$126	$(126)	$—
Additional paid-in capital	$5,091,656	$(5,091,656)	$—
Accumulated deficit	$(92,060)	$(7,606,206)	$(7,698,266)
Total Stockholders’ Equity	$5,000,010	$(12,697,988)	$(7,697,978)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,442,918 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $86,544 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	$(5,290,000)
Class A common stock issuance at cost	$(1,479,418)
Plus:
Accretion of carrying value to redemption value	$7,919,418
Class A common stock subject to possible redemption	$116,150,000

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $103,791, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,870,000 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per common share for the periods presented.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net income, as adjusted	$833,202	$208,301	$2,398,095	$691,318
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	9,772,894	2,817,308

Basic and diluted net income per common stock	$0.07	$0.07	$0.25	$0.25

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $844,946 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following its Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, inclusive of 1,500,000 Units sold to the underwriters on February 11, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,120,000 Placement Warrants at a price of $1.00 per Placement Warrant ($4,120,000) from the Company in a private placement. Each Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Promissory Note — Related Party

On August 5, 2020, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on November 18, 2020 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $600,000, respectively, outstanding under the Promissory Note. No future borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Adara Sponsor LLC, a total of $10,000 per month for office space and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, respectively. A total of $80,000 is included in accrued expenses in the accompanying September 30, 2021 condensed balance sheets.

NOTE 7. COMMITMENTS

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

Registration Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares, Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 11,500,000 and no shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 2,875,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20%of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of its Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 9. WARRANT LIABILITIES

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $116,157,352 in money market funds which are invested primarily in U.S. Treasury Securities.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,
Description	Level	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$116,157,352

Liabilities:
Warrant Liability – Public Warrants	1	3,105,000
Warrant Liability – Private Placement Warrants	2	2,197,800
Warrant Liability – Representative Warrants	3	54,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company utilizes a lattice model, specifically a binomial lattice model, to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the representative warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. As of September 30, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the fair value hierarchy table above.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 11, 2021
	(Initial Measurement)			September 30, 2021
	Public	Private	Representative	Representative	Private
Input	Warrants	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.54	$9.54	$9.54	$9.80	$9.80
Risk-free rate	0.52%	0.52%	0.36%	0.92%	0.92%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Effective expiration date	6/26/26	6/26/26	5/11/25	6/23/26	6/23/26
One-touch hurdle	$18.15	$—	$—	$—	$—

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11th, 2021	3,785,100	5,290,000	36,500	9,111,600
Change in valuation inputs or other assumptions	(1,587,300)	(1,437,500)	17,500	(3,007,300)
Transfer to Level 1	—	(3,852,500)	—	(3,852,500)
Transfer to Level 2	(2,197,800)	—	—	(2,197,800)
Fair value as of September 30, 2021	$—	$—	$54,000	$54,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 during the nine months ended September 30, 2021 was $3,852,500. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three and nine months ended September 30, 2021 was $2,197,800.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,041,503, which consists of operating costs of $217,525, changes in fair value of the warrant liabilities of $1,256,100, offset by interest income on investments of $2,928.

For the nine months ended September 30, 2021, we had net income of $3,089,413, which consists of changes in fair value of the warrant liabilities of $3,801,300 and interest income on investments of $7,352, offset by operating costs of $632,695 and transaction costs associated with the IPO of $86,544.

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

For the nine months ended September 30, 2021, cash used in operating activities was $220,098. Net income of $3,089,413 was affected by the change in fair value of the warrant liabilities of $3,801,300, transaction costs associated with the IPO of $86,544 and interest income on marketable securities of $7,352. Changes in operating assets and liabilities provided $412,597 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $116,157,352 (including $7,352 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $844,946 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Common Share

We calculate earnings per share by allocating net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rate in the income (loss) of the Company.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Previously Identified Material Weakness in Internal Control over Financial Reporting

See “Item 4. Controls and Procedures - Changes in Internal Controls Over Financial Reporting” contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 for disclosure of information about the material weakness that was reported as related to the improper accounting classification of the Public Warrants and Private Placement Warrants on the balance sheet as of February 11, 2021 as reported in our Form 8-K filed on February 18, 2021. We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

ADARA ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Martin A. Sumichrast
	Name:	Martin A. Sumichrast
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)