Form 10-Q/A
period 2021-09-30
Adara Acquisition Corp.
filed 2021-12-21
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 21, 2021, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for Three and Nine Months Ended September 30, 2021 (Unaudited) and for the Period from August 5, 2020 (Inception) through September 30, 2020	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for Three and Nine Months Ended September 30, 2021 (Unaudited) and for the Period from August 5, 2020 (Inception) through September 30, 2020	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for Period from August 5, 2020 (Inception) through September 30, 2020	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Part III. Signatures		26

i

EXPLANATORY NOTE

Adara Acquisition Corp. (the “Company,” “Adara,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares of Class A common stock, par value $0.0001 per share, held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering (defined below), the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s previously issued (i) audited balance sheet as of February 11, 2021, as previously corrected in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 Form 10-Q”), filed with the SEC on May 24, 2021, (ii) unaudited interim financial statements and other financial data included in the Q1 Form 10-Q, (iii) unaudited interim financial statements and other financial data included in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Q2 Form 10-Q”), filed with the SEC on August 13, 2021 and (iv) unaudited interim financial statements and other financial data included in the Original Quarterly Report, filed with the SEC on November 12, 2021, (collectively, the “Affected Periods”) should be restated as a result of this error, to report all Public Shares as temporary equity. The financial statements for the Affected Periods are restated in Note 2 of this Form 10-Q/A. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the quarterly reports for the Affected Periods should no longer be relied upon. On December 21, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED September 30, 2021

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	2,875,000	$288	$24,712	$(5,476)	$19,524

Accretion for Class A common stock to redemption amount	—	—	(313,212)	(7,606,206)	(7,919,418)

Cash paid in excess of fair value of private warrants	—	—	288,400	—	288,400

Issuance of Representative Warrants	—	—	100	—	100

Net income	—	—	—	3,853,881	3,853,881

Balance - March 31, 2021 (unaudited) (as restated - see Note 2)	2,875,000	$288	$—	$(3,757,801)	$(3,757,513)

Net loss	—	—	—	(1,805,971)	(1,805,971)

Balance - June 30, 2021 (unaudited) (as restated - see Note 2)	2,875,000	$288	$—	$(5,563,772)	$(5,563,484)

Net income	—	—	—	1,041,503	1,041,503

Balance - September 30, 2021 (unaudited)	2,875,000	$288	$—	$(4,522,269)	$(4,521,981)

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - August 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(835)	(835)

Balance - September 30, 2020	2,875,000	$288	$24,712	$(835)	$24,165

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.10 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

	As Previously
	Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$107,392,482	$8,757,518	$116,150,000
Class A common stock	$87	$(87)	$—
Additional paid-in capital	$1,151,225	$(1,151,225)	$—
Retained earnings (accumulated deficit)	$3,848,405	$(7,606,206)	$(3,757,801)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(8,757,518)	$(3,757,513)

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$105,586,511	$10,563,489	$116,150,000
Class A common stock	$105	$(105)	$—
Additional paid-in capital	$2,957,178	$(2,957,178)	$—
Accumulated deficit	$2,042,434	$(7,606,206)	$(5,563,772)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(10,563,489)	$(5,563,484)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A redeemable common stock	11,500,000	(5,366,667)	6,133,333
Basic and diluted net income per share, Class A redeemable common stock	$—	$0.44	$0.38
Weighted average shares outstanding, Class B non-redeemable common stock	2,700,000	—	2,700,000
Basic and diluted net income per share, Class B non-redeemable common stock	$1.43	$(0.99)	$0.44

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A redeemable common stock	11,500,000	—	11,500,000
Basic and diluted net loss per share, Class A redeemable common stock	$—	$(0.13)	$(0.13)
Weighted average shares outstanding, Class B non-redeemable common stock	2,875,000	—	2,875,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.63)	$0.50	$(0.13)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A redeemable common stock	11,500,000	(2,668,508)	8,831,492
Basic and diluted net income per share, Class A redeemable common stock	$—	$0.15	$0.18
Weighted average shares outstanding, Class B non-redeemable common stock	2,787,983	—	2,787,983
Basic and diluted net income per share, Class B non-redeemable common stock	$0.73	$(0.55)	$0.18

Condensed Statement of Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 11,500,000 Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	$108,230,582	$(108,230,582)	$—
Class A common stock subject to redemption	$(107,392,482)	$107,392,482	$—
Accretion for Class A common stock to redemption amount	$—	$(7,919,418)	$(7,919,418)
Total Stockholders' Equity (Deficit)	$5,000,005	$(8,757,518)	$(3,757,513)

Condensed Statement of Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Class A common stock subject to redemption	$1,805,971	$(1,805,971)	$—
Total Stockholders' Equity (Deficit)	$5,000,005	$(10,563,489)	$(5,563,484)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$103,452,012	$(103,452,012)	$—
Change in value of Class A common stock subject to possible redemption	$3,940,470	$(3,940,470)	$—

Condensed Statement of Cash Flows for Six Months Ended June 30, 2021 (Unaudited)
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$103,452,012	$(103,452,012)	$—
Change in value of Class A common stock subject to possible redemption	$(2,134,499)	$(2,134,499)	$—

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

SEPTEMBER 30, 2021

(Unaudited)

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

SEPTEMBER 30, 2021

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company's application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex equity instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously recorded a portion of our Class A common stock subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets  to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of  the issuing company requires common stock subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in our Current Articles, our Current Articles provide that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Management re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, we concluded that the misclassification of the Class A common stock was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

The foregoing represents a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares to decline. We cannot assure you that the initiatives we have taken to date, or any initiatives we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

ADARA ACQUISITION CORP.

Date: December 21, 2021	By:	/s/ Martin A. Sumichrast
	Name:	Martin A. Sumichrast
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)