Form 10-Q
period 2022-03-31
Adara Acquisition Corp.
filed 2022-05-13
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADARA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$232,935	$724,410
Prepaid expenses	143,333	199,166
Total Current Assets	376,268	923,576

Deferred offering costs	—	—
Marketable securities held in Trust Account	116,170,636	116,160,281
TOTAL ASSETS	$116,546,904	$117,083,857

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$467,505	$440,245
Total Current Liabilities	467,505	440,245
Warrant Liabilities	3,174,400	4,860,800
Total Liabilities	3,641,905	5,301,045

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.10 redemption value at March 31, 2022 and December 31, 2021	116,150,000	116,150,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	288	288
Additional paid-in capital	—	—
Accumulated deficit	(3,245,289)	(4,367,476)
Total Stockholders’ Deficit	(3,245,001)	(4,367,188)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$116,546,904	$117,083,857

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating and formation costs	$574,568	$168,003
Loss from operations	(574,568)	(168,003)

Other income (expense):
Interest earned on investments held in Trust Account	10,355	1,528
Transaction costs incurred in connection with IPO	—	(86,544)
Change in fair value of warrants liabilities	1,686,400	4,106,900
Other income, net	1,696,755	4,021,884

Net income	$1,122,187	$3,853,881

Weighted average shares outstanding, Class A common stock	11,500,000	6,133,333

Basic and diluted net income per share, Class A common stock	$0.08	$0.44

Weighted average shares outstanding, Class B common stock	2,875,000	2,700,000

Basic and diluted net income per share, Class B common stock	$0.08	$0.44

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED march 31, 2022

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	2,875,000	$288	$—	$(4,367,476)	$(4,367,188)

Net income	—	—	—	1,122,187	1,122,187

Balance – March 31, 2022 (unaudited)	2,875,000	$288	$—	$(3,245,289)	$(3,245,001)

THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	2,875,000	$288	$24,712	$(5,476)	$19,524

Accretion for Class A common stock to redemption amount	—	—	(313,212)	(7,606,206)	(7,919,418)

Cash paid in excess of fair value of private warrants	—	—	288,400	—	288,400

Issuance of Representative Warrants	—	—	100	—	100

Net income	—	—	—	3,853,881	3,853,881

Balance – March 31, 2021 (unaudited)	2,875,000	$288	$—	$(3,757,801)	$(3,757,513)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,122,187	$3,853,881
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,686,400)	(4,106,900)
Transaction costs incurred in connection with IPO	—	86,544
Interest earned on investments held in Trust Account	(10,355)	(1,528)
Changes in operating assets and liabilities:
Prepaid expenses	55,833	47,437
Accrued expenses	27,260	76,398
Net cash used in operating activities	(491,475)	(44,168)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Net cash used in investing activities	—	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	114,000,000
Proceeds from sale of Private Placements Warrants	—	4,120,000
Proceeds from sale of Unit Purchase Option	—	100
Proceeds from promissory note - related party	—	—
Repayment of promissory note – related party	—	(600,000)
Payment of offering costs	—	(402,352)
Net cash provided by financing activities	—	117,117,748

Net Change in Cash	(491,475)	923,580
Cash – Beginning of period	724,410	102,296
Cash – End of period	$232,935	1,025,876

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Accretion for Class A common stock to redemption amount	$—	$7,606,206

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

mARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

MaRCH 31, 2022

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

MaRCH 31, 2022

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

Liquidity Capital Resources and Going Concern

As of March 31, 2022, the Company had cash of $232,935 not held in the Trust Account and available for working capital purposes and working capital deficit of $70,601. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,442,918 were charged to temporary equity upon the completion of the Initial Public Offering, and $86,544 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholder’s deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	$(5,290,000)
Class A common stock issuance at cost	$(1,479,418)
Plus:
Accretion of carrying value to redemption value	$7,919,418
Class A common stock subject to possible redemption	$116,150,000

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants, Public Warrants, and the Representative Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $339,635 and $221,150, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 and 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,870,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per common share for the periods presented.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			Basic Dilutive		Dilutive
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021		March 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$897,750	$224,437	$2,675,902	$1,177,979	$2,623,919	$1,229,962
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	6,133,333	2,700,000	6,133,333	2,875,000

Basic and diluted net income per common stock	$0.08	$0.08	$0.44	$0.44	$0.43	$0.43

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

Promissory Note — Related Party

On August 5, 2020, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on November 18, 2020 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no amounts outstanding under the Promissory Note. No future borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Adara Sponsor LLC, a total of $10,000 per month for office space and administrative support services. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and paid $30,000 and $15,000 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, there are no amounts due.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

MaRCH 31, 2022

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

MaRCH 31, 2022

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

Representative Warrants

The Company issued 50,000 warrants (the “Representative Warrants”), for minimal consideration, to ThinkEquity (“ThinkEquity”), a division of Fordham Financial Management, Inc. (and/or its designees), in a private placement simultaneously with the closing of Initial Public Offering. The Company accounted for the Representative Warrants as an expense of the Initial Public Offering, with a corresponding credit to temporary equity. The Representative Warrants are identical to the Public Warrants except that each Representative Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, and so long as the Representative Warrants are held by ThinkEquity (and/or its designees) or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of a Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by ThinkEquity (and/or its designees), will not be exercisable more than five years from the effective date of the Initial Public Offering in accordance with FINRA Rule 5110(f)(2)(G)(i). The Representative Warrants and the underlying Class A common stock have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of Initial Public Offering pursuant to FINRA Rule 5110(g)(1).

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

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

At March 31, 2022, assets held in the Trust Account were comprised of $116,170,636 in money market funds which are invested primarily in U.S. Treasury Securities.

At December 31, 2021, marketable securities held in the Trust Account were comprised of $116,160,281 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	116,170,636	116,160,281

Liabilities:
Warrant Liability – Public Warrants	1	1,840,000	2,817,500
Warrant Liability – Private Placement Warrants	2	1,302,400	1,994,300
Warrant Liability – Representative Warrants	3	32,000	49,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

The Company utilizes a lattice model, specifically a binomial lattice model, to value the representative warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the representative warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the fair value hierarchy table above.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 11, 2021
	(Initial Measurement)			December 31, 2021			March 31, 2022
	Public	Private	Representative	Public	Private	Representative	Representative	Private
Input	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.54	$9.54	$9.54	$9.79	$9.79	$9.79	$9.88	$—
Risk-free rate	0.52%	0.52%	0.36%	1.18%	1.18%	1.18	2.44%	—%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00	0.00%	—%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50	$—
Effective expiration date	6/26/26	6/26/26	5/11/25	6/23/26	6/23/26	6/23/26	6/23/26	—
One-touch hurdle	$18.15	$—	$—	$18.53	$—	$18.53	$—	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11, 2021	3,785,100	5,290,000	36,500	9,111,600
Change in valuation inputs or other assumptions	(1,730,400)	(2,357,500)	(19,000)	(4,106,900)
Transfer to Level 1	(2,054,700)	(2,932,500)	—	(4,987,200)
Fair value as of March 31, 2021	$—	$—	$17,500	$17,500

	Representative	Warrant Liabilities

Fair value as of January 1, 2022	$49,000	$49,000
Change in valuation inputs or other assumptions	(17,000)	(17,000)
Fair value as of March 31, 2022	$32,000	$32,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 during the three months period ended March 31, 2021 was $2,932,500. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three months ended March 31, 2021 was $2,054,700. There were no transfers from Level 3 to Level 1 or Level 2 during the three months period ended March 31, 2022.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MaRCH 31, 2022

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $1,122,187, which consists of the change in fair value of warrant liabilities of $1,686,400 and interest earned on marketable securities held in Trust Account of $10,355, offset by operating and formation costs of $574,568.

For the three months ended March 31, 2021, we had net income of $3,853,881, which consists of changes in fair value of the warrant liabilities of $4,106,900 and interest earned on marketable securities held in Trust Account of $1,528, offset by operating and formation costs of $168,003 and transaction costs incurred in connection with the IPO of $86,544.

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

For the three months ended March 31, 2022, cash used in operating activities was $491,475. Net income of $1,122,187 was affected by the change in fair value of the warrant liabilities of $1,686,400 and interest earned on marketable securities of $10,355. Changes in operating assets and liabilities provided $83,093 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $44,168. Net income of $3,853,881 was affected by the change in fair value of the warrant liabilities of $4,106,900, transaction costs incurred in connection with the IPO of $86,544 and interest earned on marketable securities of $1,528. Changes in operating assets and liabilities provided $123,835 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $116,170,636 (including $20,636 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $232,935 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model, specifically a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income Per Common Share

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been no changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s IPO and private placement as is described in the Company’s Annual Report on Form 10-K, dated December 31, 2021.

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

ADARA ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Martin A. Sumichrast
	Name:	Martin A. Sumichrast
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)