Form 10-Q
period 2022-06-30
Adara Acquisition Corp.
filed 2022-08-11
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADARA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$9,607	$724,410
Prepaid expenses	120,833	199,166
Total Current Assets	130,440	923,576
Marketable securities held in Trust Account	116,318,176	116,160,281
TOTAL ASSETS	$116,448,616	$117,083,857

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$569,468	$440,245
Promissory note	330,000	—
Total Current Liabilities	899,468	440,245
Warrant Liabilities	1,785,600	4,860,800
TOTAL LIABILITIES	2,685,068	5,301,045

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.10 redemption value at June 30, 2022 and December 31, 2021	116,150,000	116,150,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	288	288
Additional paid-in capital	—	—
Accumulated deficit	(2,386,740)	(4,367,476)
TOTAL STOCKHOLDERS’ DEFICIT	(2,386,452)	(4,367,188)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$116,448,616	$117,083,857

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$677,791	$247,167	$1,252,359	$415,170
Loss from operations	(677,791)	(247,167)	(1,252,359)	(415,170)

Other income (expense):
Interest earned on marketable securities held in Trust Account	147,540	2,896	157,895	4,424
Transaction costs incurred in connection with IPO	—	—	—	(86,544)
Change in fair value of warrants liabilities	1,388,800	(1,561,700)	3,075,200	2,545,200
Other income (expense), net	1,536,340	(1,558,804)	3,233,095	2,463,080

Net income (loss)	$858,549	$(1,805,971)	$1,980,736	$2,047,910

Weighted average shares outstanding, Class A common stock	11,500,000	11,500,000	11,500,000	8,831,492

Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.13)	$0.14	$0.18

Weighted average shares outstanding, Class B common stock	2,875,000	2,875,000	2,875,000	2,787,983

Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.13)	$0.14	$0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	2,875,000	$288	$—	$(4,367,476)	$(4,367,188)

Net income	—	—	—	1,122,187	1,122,187

Balance - March 31, 2022	2,875,000	$288	$—	$(3,245,289)	$(3,245,001)

Net income	—	—	—	858,549	858,549

Balance – June 30, 2022	2,875,000	$288	$—	$(2,386,740)	$(2,386,452)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	2,875,000	$288	$24,712	$(5,476)	$19,524

Accretion for Class A common stock to redemption amount	—	—	(313,212)	(7,606,206)	(7,919,418)

Cash paid in excess of fair value of private warrants	—	—	288,400	—	288,400

Issuance of Representative Warrants	—	—	100	—	100

Net income	—	—	—	3,853,881	3,853,881

Balance – March 31, 2021	2,875,000	$288	$—	$(3,757,801)	$(3,757,513)

Net loss	—	—	—	(1,805,971)	(1,805,971)

Balance – June 30, 2021	2,875,000	$288	$—	$(5,563,772)	$(5,563,484)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,980,736	$2,047,910
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,075,200)	(2,545,200)
Transaction costs incurred in connection with IPO	—	86,544
Interest earned on marketable securities held in Trust Account	(157,895)	(4,424)
Changes in operating assets and liabilities:
Prepaid expenses	78,333	104,014
Accrued expenses	129,223	182,798
Net cash used in operating activities	(1,044,803)	(128,358)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Net cash used in investing activities	—	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	114,000,000
Proceeds from sale of Private Placements Warrants	—	4,120,000
Proceeds from sale of Unit Purchase Option	—	100
Proceeds from promissory note	330,000	—
Repayment of promissory note – related party	—	(600,000)
Payment of offering costs	—	(402,352)
Net cash provided by financing activities	330,000	117,117,748

Net Change in Cash	(714,803)	839,390
Cash – Beginning of period	724,410	102,296
Cash – End of period	$9,607	$941,686

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Accretion for Class A common stock to redemption amount	$—	$7,606,206

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). On June 22, 2022, the Company, Adara Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Alliance Entertainment Holding Corporation (“Alliance”) entered into a Business Combination Agreement (“BCA”) related to a proposed Business Combination

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 3.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity Capital Resources and Going Concern

As of June 30, 2022, the Company had cash of $9,607 not held in the Trust Account and available for working capital purposes and working capital deficit of $789,028. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,442,918 were charged to temporary equity upon the completion of the Initial Public Offering, and $86,544 of the offering costs were related to the warrant liabilities and charged to the condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholder’s deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	$(5,290,000)
Class A common stock issuance at cost	$(1,479,418)
Plus:
Accretion of carrying value to redemption value	$7,919,418
Class A common stock subject to possible redemption	$116,150,000

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants, Public Warrants, and the Representative Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.00% for the three and six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,870,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			Basic Dilutive		Dilutive
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$686,839	$171,710	$(1,444,777)	$(361,194)	$(1,444,777)	$(361,194)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000	11,500,000	2,875,000

Basic and diluted net income (loss) per common shares	$0.06	$0.06	$(0.13)	$(0.13)	$(0.13)	$(0.13)

			Basic Dilutive		Dilutive
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$1,584,589	$396,147	$1,556,533	$491,377	$1,556,533	$491,377
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	8,831,492	2,787,983	8,831,492	2,875,000

Basic and diluted net income per common shares	$0.14	$0.14	$0.18	$0.18	$0.18	$0.18

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

JUNE 30, 2022

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

Promissory Note — Related Party

On August 5, 2020, the Sponsor issued an unsecured promissory note to the Company, which was amended and restated on November 18, 2020 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there was no amounts outstanding under the Promissory Note. No future borrowings are permitted.

On June 22, 2022, Blystone & Donaldson, LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the BCA or (ii) February 11, 2023. As June 30, 2022, $165,000 was outstanding under the Promissory Note.

On June 22, 2022, Thomas Finke, LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the Business Combination Agreement (“BCA”) dated as of June 22, 2022 by and among Thomas Finke, the Company, and Adara Merger Sub Inc. and Alliance Entertainment Holding Corporation as defined therein or (ii) February 11, 2023. As June 30, 2022, $165,000 was outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Adara Sponsor LLC, a total of $10,000 per month for office space and administrative support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, of which is included in amounts due to related party in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, $10,000 and no amount was due, respectively.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Business Combination Agreement

On June 22, 2022, the Company, Merger Sub and Alliance entered into the Business Combination Agreement, pursuant to which the Company and Alliance will consummate the Business Combination. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Merger and the other transactions contemplated thereby.

Pursuant to the BCA, Merger Sub will merge with and into Alliance, with Alliance being the surviving entity (the “Merger”).  The Merger is to become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of the Delaware General Corporation Law and mutually agreed by the parties and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger (such time, “Effective Time”). The parties will hold the closing immediately prior to such filing of a certificate of merger, on the closing date.

The Effective Time shall occur as promptly as practicable but in no event later than three business days after the satisfaction or, if permissible, waiver of the conditions to the completion of the Business Combination set forth in the BCA (other than those conditions that by their nature are to be satisfied at closing, provided that the occurrence of the closing shall remain subject to the satisfaction or, if permissible, waiver at the closing).

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

At the Effective Time, by virtue of the Merger and without any action on the part of Adara, Merger Sub, Alliance or the holders of any of Alliance’s securities:

●	Each share of Alliance common stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive the number of shares of the Company surviving the Business Combination (the “Combined Company Common Stock”) equal to the Exchange Ratio;

●	No certificates or scrip or shares representing fractional shares of Combined Company Common Stock shall be issued upon the exchange of Alliance common stock and such fractional share interests will not entitle the owner thereof to vote or to have any rights of a stockholder of Adara or a holder of shares of Combined Company Common Stock. In lieu of any fractional share of Combined Company Common Stock to which each holder of Alliance common stock would otherwise be entitled, the fractional share shall be rounded up or down to the nearest whole share of Combined Company Common Stock, with a fraction of 0.5 rounded up. No cash settlements shall be made with respect to fractional shares eliminated by rounding.

At the closing, the Company will also issue to the Alliance stockholders shares of a to be formed Class E Common Stock (the ”Contingent Consideration Shares”) which shall be placed into an escrow account pursuant to the Contingent Consideration Shares Agreement and shall not be released from escrow over a ten-year period unless and until they are earned as a result of the occurrence of the applicable triggering event as follows: 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event I prior to the five-year anniversary of the closing; 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event II prior to the seven-year anniversary of the closing; and 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event III prior to the ten-year anniversary of the closing.

Upon the occurrence of a triggering event, the Contingent Consideration Shares released from the escrow shall automatically convert into an equal number of shares of Combined Company Common Stock

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITIES

Warrants — At June 30, 2022 and December 31, 2021, there were 5,750,000 Public Warrants, 4,070,000 Private Placement Warrants and 50,000 Representatives Warrants. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

JUNE 30, 2022

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

At June 30, 2022, marketable securities held in the Trust Account were comprised of $116,318,176 in money market funds which are invested primarily in U.S. Treasury Securities.

At December 31, 2021, marketable securities held in the Trust Account were comprised of $116,160,281 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable Securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	116,318,176	116,160,281

Liabilities:
Warrant Liability – Public Warrants	1	1,035,000	2,817,500
Warrant Liability – Private Placement Warrants	2	732,600	1,994,300
Warrant Liability – Representative Warrants	3	18,000	49,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. As of June 30, 2022 and December 31, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the fair value hierarchy table above.

The key inputs into the binomial lattice model for the Warrants were as follows:

	March 31, 2022		June 30, 2022
	Representative	Private	Representative	Private
Input	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.88	$—	$9.89	$—
Risk-free rate	2.44%	—%	2.98%	—
Dividend Yield	0.00%	—%	0.00%	—
Exercise price	$11.50	$—	$11.50	$—
Effective expiration date	6/23/26	—	6/23/26	—
One-touch hurdle	$—	$—	$—	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11, 2021	3,785,100	5,290,000	36,500	9,111,600
Change in valuation inputs or other assumptions	(1,730,400)	(2,357,500)	(19,000)	(4,106,900)
Transfer to Level 1	(2,054,700)	(2,932,500)	—	(4,987,200)
Fair value as of March 31, 2021	$—	$—	$17,500	$17,500
Change in valuation inputs or other assumptions	—	—	16,000	16,000
Fair value as of June 30, 2021	$—	$—	$33,500	$33,500

	Representative	Warrant Liabilities

Fair value as of January 1, 2022	$49,000	$49,000
Change in valuation inputs or other assumptions	(17,000)	(17,000)
Fair value as of March 31, 2022	$32,000	$32,000
Change in valuation inputs or other assumptions	(14,000)	(14,000)
Fair value as of June 30, 2022	$18,000	$18,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 during the three and six months period ended June 30, 2021 was $2,932,500. The estimated fair value of the Public Warrants transferred from a

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Level 3 measurement to a Level 2 measurement during the three and six months ended June 30, 2021 was $2,054,700. There were no transfers from Level 3 to Level 1 or Level 2 during the three and six months period ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

On June 22, 2022, the Company, Alliance Merger Sub, Inc. (“Merger Sub”) and Alliance Entertainment Holding Corporation (“Alliance”) entered into the Business Combination Agreement (the “BCA”), pursuant to which the Company and Alliance will consummate the Business Combination.

Pursuant to the BCA, Merger Sub will merge with and into Alliance, with Alliance being the surviving entity (the “Merger”).  The Merger is to become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of the Delaware General Corporation Law and mutually agreed by the parties and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger (such time, “Effective Time”). The parties will hold the closing immediately prior to such filing of a certificate of merger, on the closing date.

The Effective Time shall occur as promptly as practicable but in no event later than three business days after the satisfaction or, if permissible, waiver of the conditions to the completion of the Business Combination set forth in the BCA (other than those conditions that by their nature are to be satisfied at closing, provided that the occurrence of the closing shall remain subject to the satisfaction or, if permissible, waiver at the closing).

At the Effective Time, by virtue of the Merger and without any action on the part of Adara, Merger Sub, Alliance or the holders of any of Alliance’s securities:

●	Each share of Alliance common stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive the number of shares of the Company surviving the Business Combination (the “Combined Company Common Stock”) equal to the Exchange Ratio;
●	No certificates or scrip or shares representing fractional shares of Combined Company Common Stock shall be issued upon the exchange of Alliance common stock and such fractional share interests will not entitle the owner thereof to vote or to have any rights of a stockholder of Adara or a holder of shares of Combined Company Common Stock. In lieu of any fractional share of Combined Company Common Stock to which each holder of Alliance common stock would otherwise be entitled, the fractional share shall be rounded up or down to the nearest whole share of Combined Company Common Stock, with a fraction of 0.5 rounded up. No cash settlements shall be made with respect to fractional shares eliminated by rounding.

At the closing, the Company will also issue to the Alliance stockholders shares of a to be formed Class E Common Stock (the ”Contingent Consideration Shares”) which shall be placed into an escrow account pursuant to the Contingent Consideration Shares Agreement and shall not be released from escrow over a ten-year period unless and until they are earned as a result of the occurrence of the applicable triggering event as follows: 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event I prior to the five-year anniversary of the closing; 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event II prior to the seven-year anniversary of the closing; and 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event III prior to the ten-year anniversary of the closing.

Upon the occurrence of a triggering event, the Contingent Consideration Shares released from the escrow shall automatically convert into an equal number of shares of Combined Company Common Stock

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $858,549, which consists of the change in fair value of warrant liabilities of $1,388,800 and interest earned on marketable securities held in Trust Account of $147,540, offset by operating and formation costs of $677,791.

For the six months ended June 30, 2022, we had net income of $1,980,736, which consists of changes in fair value of the warrant liabilities of $3,075,200 and interest earned on marketable securities held in Trust Account of $157,895, offset by operating and formation costs of $1,252,359.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,044,803. Net income of $1,980,736 was affected by the change in fair value of the warrant liabilities of $3,075,200 and interest earned on marketable securities of $157,895. Changes in operating assets and liabilities provided $207,556 of cash for operating activities.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $116,318,176 (including $168,176 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $9,607 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change, except as noted above and below, in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

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

ADARA ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Martin A. Sumichrast
	Name:	Martin A. Sumichrast
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)