Form 10-Q/A
period 2022-06-30
Adara Acquisition Corp.
filed 2022-09-12
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Adara Acquisition Corp. (the “Company,” “Adara,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2022 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period June 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022 (the “Original Quarterly Report”) to correct typographical errors.

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

ADARA ACQUISITION CORP.

Date: September 12, 2022	By:	/s/ Thomas Finke
	Name:	Thomas Finke
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2022	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)