Form 10-Q
period 2022-09-30
Adara Acquisition Corp.
filed 2022-11-10
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40014

ADARA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2373325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 East Blvd. Charlotte, NC 28203
(Address of principal executive offices)

(704) 315-5290
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

As of November 9, 2022, there were 11,500,000 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADARA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADARA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$29,502	$724,410
Prepaid expenses	53,333	199,166
Total Current Assets	82,835	923,576
Marketable securities held in Trust Account	116,831,001	116,160,281
TOTAL ASSETS	$116,913,836	$117,083,857

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,050,428	$440,245
Income taxes payable	69,477	—
Promissory note	436,077	—
Total Current Liabilities	1,555,982	440,245
Warrant Liabilities	1,884,800	4,860,800
TOTAL LIABILITIES	3,440,782	5,301,045

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.12 and $10.10 redemption value at September 30, 2022 and December 31, 2021, respectively	116,411,474	116,150,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	288	288
Additional paid-in capital	—	—
Accumulated deficit	(2,938,708)	(4,367,476)
TOTAL STOCKHOLDERS’ DEFICIT	(2,938,420)	(4,367,188)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$116,913,836	$117,083,857

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$634,642	$217,525	$1,887,001	$632,695
Loss from operations	(634,642)	(217,525)	(1,887,001)	(632,695)

Other income (expense):
Interest earned on marketable securities held in Trust Account	512,825	2,928	670,720	7,352
Transaction costs incurred in connection with IPO	—	—	—	(86,544)
Change in fair value of warrants liabilities	(99,200)	1,256,100	2,976,000	3,801,300
Other income, net	413,625	1,259,028	3,646,720	3,722,108

Income (loss) before provision for income taxes	(221,017)	1,041,503	1,759,719	3,089,413
Provision for income taxes	(69,477)	—	(69,477)	—

Net (loss) income	$(290,494)	$1,041,503	$1,690,242	$3,089,413

Weighted average shares outstanding, Class A common stock	11,500,000	11,500,000	11,500,000	9,772,894

Basic and diluted net (loss) income per share, Class A common stock	$(0.02)	$0.07	$0.12	$0.25

Weighted average shares outstanding, Class B common stock	2,875,000	2,875,000	2,875,000	2,817,308

Basic and diluted net (loss) income per share, Class B common stock	$(0.02)	$0.07	$0.12	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	2,875,000	$288	$—	$(4,367,476)	$(4,367,188)

Net income	—	—	—	1,122,187	1,122,187

Balance - March 31, 2022	2,875,000	288	—	(3,245,289)	(3,245,001)

Net income	—	—	—	858,549	858,549

Balance - June 30, 2022	2,875,000	288	—	(2,386,740)	(2,386,452)

Change in value of Class A common stock subject to possible redemption	—	—	—	(261,474)	(261,474)

Net loss	—	—	—	(290,494)	(290,494)

Balance – September 30, 2022	2,875,000	$288	$—	$(2,938,708)	$(2,938,420)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	2,875,000	$288	$24,712	$(5,476)	$19,524

Accretion for Class A common stock to redemption	—	—	(313,212)	(7,606,206)	(7,919,418)

Cash paid in excess of fair value of private warrants	—	—	288,400	—	288,400

Issuance of Representative Warrants	—	—	100	—	100

Net income	—	—	—	3,853,881	3,853,881

Balance – March 31, 2021	2,875,000	288	—	(3,757,801)	(3,757,513)

Net loss	—	—	—	(1,805,971)	(1,805,971)

Balance - June 30, 2021	2,875,000	288	—	(5,563,772)	(5,563,484)

Net income	—	—	—	1,041,503	1,041,503

Balance – September 30, 2021	2,875,000	$288	$—	$(4,522,269)	$(4,521,981)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,690,242	$3,089,413
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,976,000)	(3,801,300)
Transaction costs incurred in connection with IPO	—	86,544
Interest earned on marketable securities held in Trust Account	(670,720)	(7,352)
Changes in operating assets and liabilities:
Prepaid expenses	145,833	162,288
Accrued expenses	610,183	250,309
Income taxes payable	69,477	—
Net cash used in operating activities	(1,130,985)	(220,098)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Net cash used in investing activities	—	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	114,000,000
Proceeds from sale of Private Placements Warrants	—	4,120,000
Proceeds from sale of Unit Purchase Option	—	100
Proceeds from promissory note	436,077	—
Repayment of promissory note – related party	—	(600,000)
Payment of offering costs	—	(407,352)
Net cash provided by financing activities	436,077	117,112,748

Net Change in Cash	(694,908)	742,650
Cash – Beginning of period	724,410	102,296
Cash – End of period	$29,502	$844,946

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). On June 22, 2022, the Company, Adara Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Alliance Entertainment Holding Corporation (“Alliance”) entered into a Business Combination Agreement (“BCA”) related to a proposed Business Combination.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $29,502 not held in the Trust Account and available for working capital purposes and working capital deficit of $1,053,620. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,442,918 were charged to temporary equity upon the completion of the Initial Public Offering, and $86,544 of the offering costs were related to the warrant liabilities and charged to the condensed statements of operations.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholder’s deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,290,000)
Class A common stock issuance at cost	(1,479,418)
Plus:
Accretion of carrying value to redemption value	7,919,418
Class A common stock subject to possible redemption, December 31, 2021	116,150,000
Plus:
Accretion of carrying value to redemption value	261,474
Class A common stock subject to possible redemption, September 30, 2022	$116,411,474

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 31.44% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.95 and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,870,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(232,395)	$(58,099)	$833,202	$208,301
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000

Basic and diluted net (loss) income per common shares	$(0.02)	$(0.02)	$0.07	$0.07

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,352,194	$338,048	$2,398,095	$691,318
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	9,772,894	2,817,308

Basic and diluted net income per common shares	$0.12	$0.12	$0.25	$0.25

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

On June 22, 2022, Blystone & Donaldson, LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the BCA or (ii) February 11, 2023. As September 30, 2022, $225,937 was outstanding under the Promissory Note.

On June 22, 2022, Thomas Finke, LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the Business Combination Agreement (“BCA”) dated as of June 22, 2022 by and among Thomas Finke, the Company, and Adara Merger Sub Inc. and Alliance Entertainment Holding Corporation as defined therein or (ii) February 11, 2023. As September 30, 2022, $210,140 was outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Adara Sponsor LLC, a total of $10,000 per month for office space and administrative support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, of which is included in amounts due to related party in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, respectively. As of September 30, 2022 and December 31, 2021, $40,000 and no amount was due, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. The Company is permitted to use interest earned on the proceeds placed in the trust account to pay taxes, which could include any excise tax due under the IR Act on any redemptions or stock buybacks by Adara.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Upon the occurrence of a triggering event, the Contingent Consideration Shares released from the escrow shall automatically convert into an equal number of shares of Combined Company Common Stock

Pursuant to a letter agreement dated March 17, 2022, as amended, ThinkEquity, an Adara Initial Stockholder, will receive a financial advisory fee for serving as Adara’s financial advisor in connection with the Business Combination in an amount equal to 3.5% of the net funds held in the Trust Account after giving effect to redemptions by Adara Public Stockholders, which shall be due and payable in immediately available funds on the closing date

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 8. WARRANT LIABILITIES

Warrants — At September 30, 2022 and December 31, 2021, there were 5,750,000 Public Warrants, 4,070,000 Private Placement Warrants and 50,000 Representatives Warrants. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022, marketable securities held in the Trust Account were comprised of $116,831,001 in money market funds which are invested primarily in U.S. Treasury Securities.

At December 31, 2021, marketable securities held in the Trust Account were comprised of $116,160,281 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable Securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	116,831,001	116,160,281

Liabilities:
Warrant Liability – Public Warrants	1	1,092,500	2,817,500
Warrant Liability – Private Placement Warrants	2	773,300	1,994,300
Warrant Liability – Representative Warrants	3	19,000	49,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. As of September 30, 2022 and December 31, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the fair value hierarchy table above.

The key inputs into the binomial lattice model for the Warrants were as follows:

	March 31, 2022		June 30, 2022		September 30, 2022
	Representative	Private	Representative	Private	Representative	Private
Input	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.88	$—	$9.89	$—	$9.95	$—
Risk-free rate	2.44%	—%	2.98%	—	4.12%	—
Dividend Yield	0.00%	—%	0.00%	—	0.00%	—
Exercise price	$11.50	$—	$11.50	$—	$11.50	$—
Effective expiration date	6/23/26	—	6/23/26	—	8/26/26	—
One-touch hurdle	$—	$—	$—	$—	$—	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11, 2021	3,785,100	5,290,000	36,500	9,111,600
Change in valuation inputs or other assumptions	(1,587,300)	(1,437,500)	17,500	(3,007,300)
Transfer to Level 1	—	(3,852,500)	—	(3,852,500)
Transfer to Level 2	(2,197,800)	—	—	(2,197,800)
Fair value as of September 30, 2021	$—	$—	$54,000	$54,000

	Representative	Warrant Liabilities

Fair value as of January 1, 2022	$49,000	$49,000
Change in valuation inputs or other assumptions	(17,000)	(17,000)
Fair value as of March 31, 2022	32,000	32,000
Change in valuation inputs or other assumptions	(14,000)	(14,000)
Fair value as of June 30, 2022	18,000	18,000
Change in valuation inputs or other assumptions	1,000	1,000
Fair value as of September 30, 2022	$19,000	$19,000

ADARA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 during the three and nine months period ended September 30, 2021 was $3,852,500. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three and nine months ended September 30, 2021 was $2,197,800. There were no transfers from Level 3 to Level 1 or Level 2 during the three and nine months period ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Adara Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Adara Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the occurrence of a triggering event, the Contingent Consideration Shares released from the escrow shall automatically convert into an equal number of shares of Combined Company Common Stock

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. The Company is permitted to use interest earned on the proceeds placed in the trust account to pay taxes, which could include any excise tax due under the IR Act on any redemptions or stock buybacks by Adara.

Pursuant to a letter agreement dated March 17, 2022, as amended, ThinkEquity, an Adara Initial Stockholder, will receive a financial advisory fee for serving as Adara’s financial advisor in connection with the Business Combination in an amount equal to 3.5% of the net funds held in the Trust Account after giving effect to redemptions by Adara Public Stockholders, which shall be due and payable in immediately available funds on the closing date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $290,494, which consists of operating and formation costs of $634,642, change in fair value of warrant liabilities of $99,200 and provision for income taxes of $69,477, offset by the interest earned on marketable securities held in Trust Account of $512,825.

For the nine months ended September 30, 2022, we had net income of $1,690,242, which consists of changes in fair value of the warrant liabilities of $2,976,000 and interest earned on marketable securities held in Trust Account of $670,720, offset by operating and formation costs of $1,887,001 and provision for income taxes of $69,477.

For the three months ended September 30, 2021, we had a net income of $1,041,503, which consists of operating costs of $217,525, changes in fair value of the warrant liabilities of $1,256,100, offset by interest income on investments of $2,928.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,130,985. Net income of $1,690,242 was affected by the change in fair value of the warrant liabilities of $2,976,000 and interest earned on marketable securities of $670,720. Changes in operating assets and liabilities provided $825,493 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $116,831,001 (including $681,001 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $29,502 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ADARA ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Thomas Finke
	Name:	Thomas Finke
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Paul G. Porter
	Name:	Paul G. Porter
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)