Form 10-K
period 2022-12-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2023-03-30
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROMTO

Commission File Number 001-40014

ALLIANCE ENTERTAINMENT HOLDING CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	85-2373325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 Peters Road, Suite 1000 Plantation, FL 33324

Registrant’s telephone number, including area code: (954) 255-4000

Securities registered pursuant to Section 12(b) of the Act: None.

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ☐ NO x

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2022, was $117,070,000.

As of March 29, 2023, 49,167,170 shares of Class A common stock, par value $0.0001 per share and 60,000,000 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this annual report and. Forward-looking statements in this annual report may include, for example, statements about:

●	the expected benefits of the Business Combination;
●	the Company’s financial and business performance, including financial projections and business metrics; and
●	expectations regarding the Company’s strategies and future financial performance, including financial projections and business metrics, its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and the Company’s ability to invest in growth initiatives and pursue acquisition opportunities.

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

CERTAIN DEFINED TERMS

References in this annual report to “we,” “us,” “Alliance,” “company” or “our company” are to Alliance Entertainment Holding Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated or reasonably apparent from the context.

In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:

●	“Adara” means Adara Acquisition Corp., a Delaware corporation, prior to the completion of the Business Combination.
●	“Adara Initial Stockholders” means the initial stockholders of Adara, including the Sponsor.
●	“Board” or “Board of Directors” means the board of directors of Alliance.
●	“Business Combination” means the transactions contemplated by the Business Combination Agreement.
●	“Business Combination Agreement” means that Business Combination Agreement, dated as of June 22, 2022, by and among Adara, Merger Sub and Legacy Alliance.
●	“Bylaws” means our amended and restated bylaws, adopted as of February 10, 2023.
●	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, dated February 10, 2023.
●	“Class A common stock” means the Class A common stock par value $0.000 per share, of Alliance.
●	“Class E common stock” means the Class E common stock, par value $0.000 per share, of Alliance.
●	“Closing” means the closing of the Business Combination.
●	“Code” means the Internal Revenue Code of 1986, as amended.
●	“common stock” means the Class A common stock and the Class E common stock.
●	“DGCL” means the General Corporation Law of the State of Delaware.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“GAAP” means U.S. generally accepted accounting principles.
●	“Initial Stockholder Shares” means 1,500,000 shares of Class A common stock that currently are owned by the Adara Initial Stockholders, The Initial Stockholder Shares were shares of Class B common stock, par value $0.0001 per share, of Adara that automatically converted into shares of Class A common stock upon the closing of the Business Combination.
●	“Investment Company Act” means the Investment Company Act of 1940, as amended.
●	“IPO” means Adara’s initial public offering, consummated on February 11, 2021, of 11,500,000 units at $10.00 per unit.
●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

●	“Legacy Alliance” means Alliance Entertainment Holding Corp, a Delaware corporation, prior to the Business Combination.
●	“Merger Sub” means Adara Merger Sub., a Delaware corporation and a wholly owned subsidiary of Adara.
●	“private warrants” means the warrants to purchase Class A common stock purchased is a private placement in consideration with the Adara IPO.
●	“public shares” means shares of Class A common stock included in the public units sold in the Adara IPO.
●	“public stockholders” means holders of public shares, including the Adara Initial Stockholders to the extent the Adara Initial Stockholders hold public shares; provided, that the Adara Initial Stockholders are considered a “public stockholder” only with respect to any public shares held by them.
●	“public warrants” means the warrants included as a component of the public units sold in the Adara IPO.
●	“SEC” means the U.S. Securities and Exchange Commission.
●	“Securities Act” means the Securities Act of 1933, as amended.
●	“Sponsor” means Adara Sponsor LLC, a Delaware limited liability company, and an Adara Initial Stockholder.
●	“underwriter warrants” means the warrants issued to the underwriter of the IPO and its designees in connection with the IPO.
●	“warrants” means public warrants, the private warrants and the underwriter warrants.

PART I

Item 1. Business.

Alliance is a leading global wholesaler, direct-to-consumer (“DTC”) distributor and e-commerce provider for the entertainment industry. Alliance serves as the gateway between well-known international branded manufacturers of entertainment content, such as Universal Pictures, Universal Music Group, Warner Brothers Home Video, Walt Disney Studios, Sony Music, Sony Pictures, Microsoft, Nintendo, and others, and leading retailer customers in the United States and internationally, including Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco and Target, among others. The Company distributes its physical media, entertainment products, hardware and accessories through an established multi-channel strategy. The Company currently sells its products that it is allowed to export in more than 100 countries around the world.

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 425,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys and collectibles, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

For the six months ended December 31, 2022, and 2021, Alliance’s consolidated revenue was $684 million and $832 million, respectively. Consolidated net (loss) income was ($23.0 million) and $29.5 million respectively, and consolidated Adjusted EBITDA was ($21.5 million) and $44.7 million, respectively.

For the years ended June 30, 2021 and 2022, Alliance’s consolidated revenue was $1.324 billion and $1.417 billion, respectively, consolidated net income was $34.2 million and $28.5 million, respectively, and consolidated Adjusted EBITDA was $68.5 million and $60.0 million, respectively.

Alliance was founded in 1990 (previously named CD Listening Bar, Inc.). Through a series of acquisitions and organic growth, Alliance has expanded and strengthened its global footprint and product breadth, and greatly increased its service capabilities. Since its inception, Alliance has made nine accretive business acquisitions, including Phantom Sound and Vision, MSI Music, Infinity Resources, Alliance, ANConnect, Mecca Electronics, Distribution Solutions, Mill Creek, and COKeM. Management believes that Alliance’s ability to successfully integrate acquisitions is underpinned by its highly efficient operating systems and experienced leadership team.

Management believes Alliance’s existing Service, Selection, and Technology offering has well-positioned the Company to capitalize on shifts towards e-commerce and Omni-Channel strategies, especially with retailers and manufacturers vastly increased reliance on our DTC fulfillment and distribution partners. Alliance’s goal has always been to provide all the meta-data of content and images, service, selection, and purchasing to Omni-Channel retailers to expand their selection to compete with the leading on-line retailer. With over 1,200 employees worldwide, Alliance has over 4,000 unique customers and over 35,000 “Ship-To” locations.

Alliance believes the three pillars of its business; Service, Selection, and Technology create a powerful competitive advantage that will protect the Company’s market leadership and propel its future growth into the evolving physical entertainment product segments.

The Business Combination

On February 10, 2023, Alliance, Adara and Merger Sub consummated the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance and Adara was effected by the merger of Merger Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly-owned subsidiary of Adara. Following the consummation of the Merger on the closing of the Business Combination, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation).

Pursuant to the Business Combination Agreement, Adara issued (i) 47,500,000 shares of Class A common stock of Adara to holders of common stock of Legacy Alliance and (ii) 60,000,000 shares of Class E common stock of Adara to the Legacy Alliance stockholders were placed in an escrow account to be released to such Legacy Alliance stockholders and converted into Class A common stock upon the occurrence of certain triggering events.

Alliance’s Business

With more than thirty years of distribution experience, Alliance serves customers of every size, providing a suite of services to resellers and retailers worldwide. We believe that our efficient processing and essential seller tools noticeably reduce the costs associated with administrating multiple vendor relationships and streamline the overall purchasing experience. Alliance believes that it is a single source for all customer entertainment product needs. As a solutions-based operation, Alliance seeks to drives sales for their suppliers with broad product selection and cost-efficient processing.

Alliance’s distribution business is built around three areas, where our marketplace value is created: Service, Selection and Technology.

Service

Alliance provides efficient, Omni-Channel expansion solutions for retailers, including:

●	E-Commerce and DTC

Alliance provides leading product and e-commerce distribution and inventory solutions. Alliance provides a full, enterprise-level infrastructure and drop ships orders directly to consumers on behalf of its customers. The entire ordering, confirmation and invoicing process is automated. The functionality allows customers to focus on sales while Alliance performs all stocking, warehousing, and shipping functions.

●	Vendor Managed Inventory

Alliance is a leader in vendor managed inventory (VMI) solutions providing solutions tailored to customers to support their inventory needs. These value-add services provide a highly technical, critical business function for our partners using traiting of locations and min/max system of supply.

Selection

Alliance consolidates and distributes a vast portfolio of entertainment products with over 425,000 SKUs in stock, while its proprietary database powers retailers’ online music and gaming offerings.

Subsidiary Brands — We operate under the following subsidiaries which focus on the following product brand areas:

●	COKeM — Alliance acquired COKeM International Ltd. in September 2020. COKeM is one of the leading and innovative distribution service companies in the video game and accessory industries. COKeM continues to expand its capabilities, providing full-service distribution, fulfillment and 3PL services for a wide array of industries and across many product categories. Alliance acquired Mecca Electronics in 2018 and, in 2021, Mecca Electronics was merged into COKeM.
●	Direct2You — division consists of Alliances owned retail brands using the dba’s of ImportCDs, Deep Discount, Collectors Choice Music, Collectors Choice, Vinyl, Blow It Out of Here, Wow, Pop Market, Collectors Choice Video, and Movies Unlimited. These brands were purchased from Infinity Resources in 2010.
●	Alliance — was a competitor to CD Listening Bar when CD Listening Bar acquired Alliance in 2013. Alliance primarily serviced B&N and Best Buy, and hundreds independent retailers. This reverse merger by which CD Listening Bar merged into Alliance made Alliance the largest music and video distributor in the world.
●	Mill Creek Entertainment — is the home entertainment industry’s leading independent studio for Blu-ray, DVD, and digital distribution. With direct sales pipelines to all primary retail and online partners, Mill Creek Entertainment licenses, produces, markets, and distributes a dynamic array of film and television content to over 30,000 retail stores and thousands of websites reaching millions of customers across North America. Mill Creek Entertainment’s expansive library includes Oscar®-winning theatrical feature films, Emmy®-winning classic and contemporary TV series, original documentary productions and pop-culture favorites that enlighten, educate, and entertain.
●	NCircle Entertainment — Founded in 2006, NCircle Entertainment is one of the largest independent distributors of quality children and family entertainment content. NCircle is committed to providing quality children’s entertainment that builds a solid foundation of early learning skills upon which future educational success can be built. NCircle’s award winning brands engage your child in the learning process, using the interdisciplinary STEM approach, teaching reading readiness, science concepts, problem solving tactics, social skills and environmental awareness, while entertaining them with song, dance and laughter. NCircle’s library includes many of the most loved and best-selling children’s brands including Gigantosarus, The Cat in the Hat Knows a Lot About That!, Llama, The Octonauts, Sonic Boom, The Snowman and many more.
●	Amped Distribution — is a division of Alliance that consists of 118 small music labels where Amped is the exclusive supplier of physical media to all retailers in the United States.
●	Distribution Solutions — is the largest aggregator and distributor of independent film labels in North America. Alliance acquired Distribution Solutions in 2018 and has over 95 small movie studios that are exclusively distributed through Distribution Solutions.
●	Product Categories — Alliance’s core media and entertainment product areas are:
●	Gaming Products: For the fiscal year ended June 30, 2022, gaming represented 39% of Alliance revenues on a consolidated basis. Leading products distributed are: Nintendo, Microsoft, Arcade1Up, and all third party video game publishers. For the six months ended December 31, 2022, gaming represented approximately 41% of Alliance revenues on a consolidated basis.
●	Vinyl Records: Vinyl records have experienced a growth of 45% compounded annual growth rate, or CAGR, for each of the last eight years. For the fiscal year ended June 30, 2022, vinyl represented 23% of all Company revenues on a consolidated basis. For the six months ended December 31, 2022, vinyl represented approximately 24% of Alliance revenues on a consolidated basis.
●	Digital Video Discs and Blu-Ray: DVD sales for the fiscal year ended June 30, 2022 have been increasing and represent 19% of Alliance’s consolidated revenue. For the six months ended December 31, 2022, digital video discs and blu-ray represented approximately 17% of Alliance revenues on a consolidated basis.
●	Compact Discs: CDs for the fiscal year ended June 30, 2022 represent 11% of Alliance’s consolidated revenue. For the six months ended December 31, 2022, CDs represented approximately 10% of Alliance revenues on a consolidated basis.
●	Consumer Products and Collectibles: Alliance has experienced steady growth in collectible and consumer products, representing 4% of the Company consolidated revenue for the fiscal year ended June 30, 2022. For the six months ended December 31, 2022, gaming represented approximately 7% of Alliance revenues on a consolidated basis.

Technology:

Alliance’s technology platforms combine customer-friendly applications and efficient operating systems with access to the Company’s global content inventory across all current market segments. These platforms offer the Alliance marketplace stakeholders feature-rich tools and services for all aspects of consumer engagement, transaction processing and business development.

We continue to invest in enhancements to our automated handling equipment capable of reducing shipping times, streamlining order processing, and improving overall warehouse. In 2021, Alliance initiated installation of a state-of-the art AutoStore Automated

Storage & Retrieval System (ASRS) for its Shepherdsville warehouse. This system has improved Alliance’s warehouse operations, allowing the Company to achieve increased levels of speed, reliability, capacity, and precision, resulting in significant cost savings.

The Company’s platforms enable stakeholders to search and purchase personalized product selections efficiently. Through a modern and intuitive user interface, customers access to Alliance’s global inventory as well as integrated marketing tools, conversational commerce, Fintech solutions, self-service purchasing and 24/7 support. Current features of Alliance’s customer engaging technology features include seamless connectivity across desk-top, notebook and mobile devices.

Alliance’s newer platforms also incorporate tools and services that increase revenue and profitability when compared to legacy distribution systems. In addition to robust search, selection and purchase transaction tools and service support, the Company’s platforms currently incorporate a Fintech platform with an extensive selection of payment options. Further, Alliance’s technology offers a multi-channel marketing platform supporting retailer marketplace participants growth and business development with fully integrated product marketing and CRM tools. Management believes the end result is a more comprehensive, engaging and cost-effective transaction process designed to make all stakeholders more productive and competitive.

Industry Background

The industries in which the Company participates are:

●	Packaged Goods consisting of physical media and entertainment content;
●	Gaming Consoles and Accessories; and
●	Toys and Collectibles.

The background components within the physical media and entertainment industry are as follows:

Vinyl Records

The Company expects vinyl sales to increase over the next five years. Industry wide, vinyl sales surpassed CD sales. Revenue in the industry from vinyl grew to $1.0 billion in 2021 and accounts for 63% of physical entertainment sales dollars. The market is expected to grow by $563.97 million from 2021 to 2025. The expected CAGR is 8.41% during the same period.

The largest market in terms of record sales is the United States followed by the United Kingdom, France, Japan, and Germany.

Alliance believes that the growth in vinyl is being driven by millennial consumers. It is economically priced, more accessible and has better audio quality, according to some experts.

Gaming Products

The gaming industry shows strong growth over the next few years from 2021 to 2026. The gaming industry was valued at $173.7 billion in 2021 and is expected to reach $314.4 billion by 2026. The CAGR is 9.64% over the forecast period from 2021 to 2026. Contributing factors include more people staying home than before and emerging technologies in gaming such as cloud, AR, VR and AI.

The global user base for AR and VR gaming is estimated to increase to 216 million users by 2025.

Consumer Products and Collectibles

The market for consumer products/collectibles shows steady growth over the next few years. The collectibles market is expected to grow by $1.24 billion during the period of 2021 to 2025. The CAGR is over 4% for the forecast period. Toys and collectibles (Funko, Mattel, Hasbro, Lego, Playmobil, action figures) capitalize on the social trend of facilitating creative play while reducing screen time.

Compact Discs

Vinyl continues to surpass CD sales. CD Revenues in the US in 2021 were $584 million. Sales in the United States have dropped from 122.9 million shipments in 2015 to only 31.6 million shipments in 2021. Alliance historically over-indexes the industry compared to CD revenues in the United States due to its Amped division adding more exclusive labels to distribute.

DVD and Blu-Ray

Disc versions of video game consoles allow those users access to play the disc version of movies. Broadband speeds are not always ideal for high quality streaming even in developed countries. This problem is worse in developing countries. However, factors such as access to digital copies of films, and on-demand streaming services have caused DVD sales to decline.

Shipments are expected to decrease from 46.6 million in 2019 to 16.1 million in 2025. Forecast for unit shipments shows an overall decline of 16.2% CAGR from 2019 – 2025.

DVD’s biggest competitor, the online streaming services market is expected to grow by $191.72 billion during 2021 – 2025 with a CAGR of 18%.

Alliance historically over-indexes the industry compared to DVD and BluRay revenues in the United States because of Distribution Solution’s division adding more exclusive studio products to distribute.

Market Opportunity

The Company has identified two primary market areas where it currently conducts business and plans to grow its business:

Content Media

●	The global content media market is expected to grow from $289.13 billion in 2021 to $308.97 billion in 2022 at a CAGR of 6.9%. The film and music market growth are mainly due to the companies rearranging their operations and recovering from the COVID-19 impact, which had earlier led to restrictive containment measures involving social distancing, remote working, and the closure of commercial activities that resulted in operational challenges. The market is expected to reach $392.34 billion in 2025 at a CAGR of 6%.
●	Despite the rise of digital distribution models, 64% of console consumers still prefer to buy their games on disc.
●	The global animation collectibles market is poised to grow by $1.24 billion during 2021 – 2025, progressing at a CAGR of over 4% during the same period.

Fulfillment

●	The global e-commerce fulfillment services market size was valued at $77.57 billion in 2021 and is expected to grow at a compound annual growth rate (CAGR) of 10% from 2021 to 2028 ($168.72 billion).
●	Consumer electronics is expected to emerge as the fastest-growing segment registering a CAGR of over 12% from 2021 to 2028.
●	The market is anticipated to witness substantial growth during the period due to the proliferation of the e-commerce industry, especially in emerging markets leading to an unprecedented rise in the number of online buyers. This trend implies North America will not grow as quickly as other global segments.
●	It is anticipated that fulfilment in North America will continue to be funneled into established brands (for example, Amazon, Walmart, Best Buy and Target).

●	The global third-party logistics market was valued at $1,032 billion in 2021 and is forecasted to reach $1,656.7 billion by the year 2027. The market is anticipated to register a CAGR of 8.2% over the same period.
●	Retailers and manufacturers are increasing their focus on core competencies to sustain the intense competition in their respective markets. Due to this, they are outsourcing their other supporting activities to third party vendors.

Our Competitive Strengths

Alliance is one of the largest physical media and entertainment product distributors in the world and is a leader in fulfillment and e-commerce distribution solutions. Its existing product and service offering has positioned the Company to capitalize on shifts towards e-commerce and Omni-Channel strategies, especially with retailers and manufacturers vastly increased reliance on their DTC fulfillment and distribution partners.

We believe that our key strengths position us to deliver on our strategy to profitably grow and optimize our core physical media and entertainment product distributors fulfillment and e-commerce distribution solutions while expanding and investing in higher margin advanced technology solutions and high value services.

The Company believes the following strengths are key to its ability to grow and maintain its position as a market leader:

●	Proven Management Experience and Equity Rollover. With over 30 years of operations and experience, Alliance management has extensive knowledge and is rolling over all of their equity in the Business Combination in preparation to lead the Company towards future growth.
●	Significant barriers to entry and market leadership. Alliance is a leader in fulfillment and e-commerce distribution with over 425,000 SKUs in stock. The Company’s market leadership is further protected by a three-pronged moat of services, selection, and technology. The Company’s platforms create efficiencies, which benefit its partners in the physical media and entertainment marketplace. As a result, both suppliers and retailer customers rely on the Company’s platforms to fuel transaction volume.
●	Organic Growth Opportunities. Through the expansion of partnerships with vendors and customers as well as investment in existing facilities, Alliance expects to continue to grow revenue and expand margins.
●	Proven track record of building scale through significant acquisitions. Since inception, Alliance has successfully acquired and integrated nine businesses that have greatly expanded our vendors and customers we are supporting. This M&A activity has built scale and added capabilities to the Company’s platforms. Further, Alliance has demonstrated an ability to integrate those companies into its existing platforms to fundamentally improve the acquired businesses. Alliance management believes there remain significant consolidation opportunities to drive future growth through the acquisition of complementary businesses and competitors.
●	Modern technology distribution platform and interface. The Company’s technology platform increases the efficiency of transactions, provides great mobile accessibility, and incorporates modern marketing and Fintech tools.

Strategy for Future Growth

Alliance will continue to capitalize on its services, selection, and scalable distribution network technology, to propel its future growth both organically and through acquisitions. With a public listing, we have access to additional capital to finance future growth. Our strategy will include:

●	Execute Acquisition Strategy. Alliance has a proven track record of successfully acquiring and integrating competitors and complementary businesses. With additional capital, Alliance will be able to execute on its acquisition strategy more effectively.

●	Increase Market Share. Expanding its existing product and service offerings and executing its acquisition strategy will drive Alliance’s efforts toward increasing market share. The Company has historically built scale and added capabilities through acquisitions. It has demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve the acquired businesses. Alliance expects to continue pursuing strategic opportunities that strengthen its platforms, expand the breadth and depth of its content, and enhance its distribution infrastructure. Alliance will continue to actively monitor and evaluate these and future opportunities in its acquisition pipeline in both the near and mid-term.
●	Enhance DTC Relationships and Capabilities. Alliance’s DTC services are in greater demand as consumer preferences shift and stress retailers’ e-commerce and DTC capabilities. Enhancing DTC relationships will grow existing revenue lines and improving capabilities will generate a more attractive overall service offering.
●	Expand into New Consumer Products. Leveraging existing relationships, Alliance can expand into new consumer product segments, growing its product offering and providing more to its existing customer base while attracting new customers in the process.
●	Continue Technological Advancement. Alliance will further invest in automating facilities and upgrading proprietary software.

Suppliers

Alliance distributes and markets over 600,000 products worldwide from approximately 400 of the industry’s premier physical media entertainment products suppliers. Typically, it maintains over 425,000 SKUs of unique items in its on-hand inventory.

For the six months ended December 31, 2022, there were 23 suppliers in the top 80% of Alliance’s purchase expenditures and five suppliers representing approximately 48%. For the fiscal year ended June 30, 2022, there were 26 suppliers in the top 80% of Alliance’s product purchases by expenditures. The top five suppliers as a group represented 53 % of its purchase expenditures. No single supplier comprised more than 15% of Alliance’s total purchases for the year ended June 30, 2022.

Alliance has written supply agreements with many of its suppliers and these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries, and in some cases certain channels, in which it may distribute the products. Some of Alliance’s agreements with suppliers may contain limitations of liability with respect to our suppliers’ obligations and warranties. Historically, warranty expense has not been material.

The agreements also are generally short-term, subject to annual renewal, and in some cases contain provisions permitting termination by either party without cause upon relatively short notice. Certain supply agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases in which suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will assist with either liquidation or resale of the inventory.

Customers

Alliance has over 4,000 customers shipping to over 35,000 storefronts and service over 2,000 independent music and video retailers.

It conducts business with most of the leading retailers of entertainment products and services around the world. Alliance serves a customer base that is divided into categories including retailers, direct marketers, Internet-based resellers, independent dealers, product category specialists and other distributors. Management believes that many of its customers are heavily dependent on Alliance as a partner with the necessary systems, capital, inventory availability, and distribution and facilities in place to provide fulfillment and other services. Alliance tries to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve.

In most cases Alliance conducts business with our customers under our general terms and conditions, without minimum purchase requirements. It also has resale contracts with some of its reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. Alliance typically ships products on the same day it receives and accepts customers’

purchase orders. Unless otherwise requested, substantially all of Alliance’s products are delivered by common freight carriers. Backlog is usually not material to its business because orders are generally filled shortly after acceptance.

Alliance has specific agreements in place with certain suppliers and resellers in which it provides supply chain management services such as order management, technical support, call center services, forward and reverse logistics management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice.

For the year ended June 30, 2022, Alliance’s top five customers represented approximately 47% of its consolidated revenue. Alliance’s top customer represented 19% of its consolidated net sales.

None of the Company’s customer contracts exceed a one-year term, with most contracts having auto-renewal clauses.

Our Business is Affected by Seasonality

Alliance experiences some seasonal fluctuation in demand in our business. For instance, Alliance typically sees lower demand, particularly in Europe, in the summer months. The Company also normally sees an increase in demand in the September-to-December period, driven primarily by pre-holiday impacts on stocking levels in the retail channel for its North American business.

How We Manage Our Inventory

Alliance strives to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Alliance’s business, like that of other distributors, is subject to the risk that the value of our inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers to offer distributors limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. Alliance continually takes various actions, including monitoring inventory levels and controlling the timing of purchases, to maximize its protection under supplier programs and reduce inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect Alliance against declines in inventory value, or that they will not be revised in such a manner as to adversely impact Alliance’s ability to obtain price protection. Alliance is subject to the risk that inventory values may decline, and supplier agreements may not adequately cover the decline in values. Alliance manages these risks through pricing and continual monitoring of existing inventory levels relative to customer demand, reflecting its forecasts of future demand and market conditions. On an ongoing basis, Alliance reduces inventory values for excess and obsolescence to assist in the liquidation of impacted inventories. Music CD’s and Video Movies are 100% returnable back to Alliance’s suppliers. Products that have exclusive distributions for Amped and Distribution Solutions are not owned by Alliance and are treated as consignment as for ownership and title.

Inventory levels may vary from period to period, due, in part, to differences in actual demand from that forecasted when orders were placed, the addition of new suppliers or new product lines with current suppliers, expansion into new product areas and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our own capital. Our payment patterns can be influenced by incentives, such as early pay discounts offered by suppliers.

Sales and Marketing

Alliance’s product management and marketing groups help create demand for Alliance’s suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and customer needs. These needs are met through a wide offering of services by our in-house marketing organization, including advertising, market research, online marketing, retail programs, sales promotions, training, and solutions marketing. In addition, Alliance creates and utilizes specialized channel marketing communities to deliver focused resources and business building support to solution providers.

For its DTC division, the Company deploys performance marketing strategies through digital and offline channels to drive additional traffic and transactions from high-intent prospective customers. To increase the efficiency of its performance marketing initiatives, the Company utilizes a Customer Relationship management platform, which provides further opportunities to personalize marketing campaigns and target advertising to specific market segments. Alliance complements its brand and performance marketing with nurture initiatives through email and outbound communications to ensure the Company retains high-value customers, increases brand loyalty, and drives recurring transactions.

The Company’s marketing strategy includes brand performance, and viral marketing. Brand marketing, which may also include the Company’s presence on social media platforms, increases awareness among potential customers, helping them understand the benefits of using Alliance’s platforms.

In addition to brand, and performance marketing, Alliance engages in traditional public relations and communications activities, such as trade show participation, to strengthen its brand and enable it to be less reliant on performance marketing, reducing the Company’s customer acquisition costs. The Company’s communications team works across press and policy channels to share timely and important news about the Company. They also oversee the execution of a consumer, product, corporate, and policy communications plan that supports Alliance’s brand strategy.

Competition

Alliance faces competition from a variety of competitors, including some of our own suppliers that sell directly to certain segments of the market, wholesale distributors, retailers, and internet-based businesses. We are a leading company in the sale and marketing of physical media entertainment products, including vinyl, gaming, DVDs, CD’s and consumer products and toys offerings, and operate in the competitive e-commerce business environment. We compete with several smaller physical media companies in our product categories, as well as with many larger e-commerce companies in the United States and internationally.

In addition, we compete with entertainment companies that digitally download and stream their products. Competition is based primarily on meeting consumer product preferences and on the quality and play value of our physical media products and experiences. To a lesser extent, competition is also based on product pricing.

Many of the major entertainment and gaming companies are part of large, diversified companies with a variety of other operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase entertainment revenues and streaming placement. In addition, the resources of the major entertainment producers may give them an advantage in acquiring other businesses or assets, including media content, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our products or pay more for third party content, any of which could harm our business.

The changing trends in consumer preferences with respect to entertainment and barriers to entry as well as the emergence of new technologies and different mediums for viewing content, such as the growing number of streaming platform options, continually creates new opportunities for existing competitors and start-ups to develop products and offerings that compete with our entertainment and e-commerce offerings. In the future, the Company may face increased competition through the emergence of new competitors or business models. Some of Alliance’s competitors may have access to significant financial resources, greater name recognition and well-established client bases in their target customer segments, differentiated business models, technology and other capabilities, or a differentiated geographic coverage, which may make it more difficult for Alliance to attract new customers.

Intellectual Property

Alliance’s intellectual property is an important component of its business. The Company relies on a combination of domain names, trademarks, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to protect its intellectual property. As of December 31, 2022, Alliance has no active patents or patent applications, but intends to pursue patent protection to the extent it believes it would be beneficial and cost effective.

As of December 31, 2022, the Company owned 32 U.S. registered or pending trademarks and registered or pending trademarks in two other jurisdictions. Alliance also owns over 300 domain names including www.deepdiscount.com, www.aent.com, www.cokem.com, www.importcds.com, www.ds.aent.com, and www.ampeddistribution.com.

The Company relies on trade secrets and confidential information to develop and maintain its competitive advantage. Alliance seeks to protect its trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees, third parties, and others who may have access to the Company’s proprietary information. Alliance also requires key employees to sign invention assignment agreements with respect to inventions arising from their employment and restrict unauthorized access to the Company’s proprietary technology. In addition, Alliance has developed proprietary, AI-driven software that is protected through a combination of copyright and trade secrets.

Notwithstanding the Company’s efforts to protect its intellectual property, there can be no assurance the measures taken will be effective or that its intellectual property will provide any competitive advantage. Alliance can provide no assurance that any patents will be issued from its pending applications or any future applications or that any issued patents will adequately protect its proprietary technology. The Company’s intellectual property rights may be invalidated, circumvented, or challenged. Furthermore, the laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, as a result, Alliance may be unable to protect its intellectual property and other proprietary rights in certain jurisdictions. In addition, while the Company has confidence in the measures it takes to protect and preserve its trade secrets, it cannot guarantee these measures will not be circumvented, or that all applicable parties have executed confidentiality or invention assignment agreements. In addition, such agreements can be breached, and may not have adequate remedies should any such breach occur. Accordingly, Alliance’s trade secrets may otherwise become known or be independently discovered by competitors.

Human Capital Resources

As of December 31, 2022, Alliance had approximately 786 employees on its payroll and approximately 410 workers hired through staffing agencies throughout the U.S. and internationally.

As of June 30, 2022, Alliance had approximately 797 employees on its payroll and approximately 332 workers hired through staffing agencies throughout the U.S. and internationally.

None of Alliance’s employees are subject to a collective bargaining agreement and Alliance believes it has a good relationship with its employees.

Employees & Demographics. With respect to global demographics, approximately 47% of the Company’s payroll employees are female and 53% are male.

Talent & Turnover. With a focus on talent acquisition, the leadership team seeks out the most qualified candidates for open roles and endeavors to keep them at Alliance. Alliance has a robust program for seeking out those candidates, which ranges from sourcing through talent applications, reviewing direct applicants and using internal referrals to fill roles. Additionally, Alliance strives to promote internally when possible.

Alliance’s program resulted in an annualized turnover rate of 15% for the fiscal year ended June 30, 2022.

Compensation Practice & Pay Equality. As Alliance evolves and expands operations, Human Resources, in partnership with the leadership team, will continue to evaluate the existing workforce to ensure that best practices are maintained across the entire team without risk of inequality. Pay structures for hourly employees are reviewed annually and for all other employees, compensation is benchmarked according to the position when a vacancy becomes available. This ensures best practices in a competitive market and, as part of that review, compensation will be realigned where appropriate for existing employees and new hires.

Health, Safety & Welfare. Alliance acted quickly to respond to safety protocols as a result of the COVID-19 pandemic to protect the health and safety of its team members. To support team members, Alliance provided temporary pay increases to certain employees, offered remote work where possible, purchased additional sanitation supplies and increased personal protective materials provided to staff.

Regulatory Compliance

The Company’s overall business approach and strategy includes rigorous attention to regulatory compliance, as its operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions. Alliance’s business is subject to a wide array of laws, regulations, and standards in each domestic and foreign jurisdiction where we operate. Alliance has a buying office in the UK and operates under the name Fulfillment Express. Fulfillment Express sources music from the UK music suppliers that is then transferred (exported from the United Kingdom) to Kentucky where that music product is prepared to sell in the US market. Fulfillment Express makes no sales of any kind, it only is a buying office.

The regulatory environment in each market is often complex, evolving and can be subject to significant change. Some relevant laws and regulations are inconsistent, ambiguous and could be interpreted by regulators and courts in ways that could adversely affect the Company’s business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such as Alliance, which often makes their application to its business uncertain. For additional information regarding the laws and regulations that affect the Company’s business, see “Item 1A. Risk Factors.”

Privacy and Data Protection Regulation

In processing purchase transactions and information about customers, the Company receives and stores a large volume of personally identifiable data. The collection, storage, processing, transfer, use, disclosure and protection of this information are increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, as well as privacy and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the UK General Data Protection Regulation and the UK Data Protection Act.

Alliance incorporates a variety of technical and organizational security measures and other procedures and protocols to protect data within the Company’s platforms and business services, including personally identifiable data pertaining to guests and employees, and Alliance is engaged in an ongoing process of evaluating and considering additional steps to maintain compliance with the California Consumer Privacy Act, GDPR, PIPEDA, the UK General Data Protection Regulation, and the UK Data Protection Act.

Employment Laws

The Company is also subject to laws governing its relationship with employees, including laws governing wages and hours, benefits, immigration and workplace safety and health.

Other Regulation

Alliance’s business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising, and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As the Company expands into additional markets, it will be subject to additional laws and regulations.

Periodic Reporting and Financial Information

Our Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. We also maintain a website at www.aent.com. Through the Investors Relations section of our website, we make available, free of charge, annual, quarterly and current reports, proxy statements and other information as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this annual report.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. You should read this summary together with the more detailed description of each risk contained below.

●	If Alliance fails to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, its business could be harmed.
●	If Alliance does not successfully optimize and operate its fulfillment network, its business could be harmed.
●	The markets in which Alliance participates are competitive, and if Alliance does not compete effectively, its operating results could be harmed.
●	Alliance may not realize the anticipated benefits of acquisitions or investments in its acquisitions or joint ventures, or those benefits may be delayed or reduced in their realization.
●	Alliance’s expansion into new products, services, technologies, and geographic regions subjects it to additional business, legal, financial, and competitive risks.
●	Alliance’s international operations expose it to a number of risks.
●	Alliance’s business will suffer if it is not successful in developing and expanding its partner brands across its consumer base.
●	Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors.
●	An inability to develop, introduce and ship planned products, product lines and new brands in a timely and cost-effective manner may damage Alliance’s business.
●	If Alliance is unable to navigate through global supply chain challenges, its business may be harmed.
●	If Alliance is unable to adapt its business to the continued shift to ecommerce, its business may be harmed.
●	The concentration of Alliance’s retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of its major customers could have a significant impact on it.

●	Alliance’s business, including its costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of its key suppliers or service providers could negatively impact its business.
●	Alliance faces significant inventory risk.
●	If Alliance’s third-party suppliers’ labels, studios, and publishers do not comply with applicable laws and regulations, its reputation, business, financial condition, results of operations and prospects could be harmed.
●	Shipping is a critical part of Alliance’s business and any changes in its shipping arrangements or any interruptions in shipping could adversely affect our operating results.
●	Alliance is subject to risks related to online payment methods, including third-party payment processing-related risks.
●	Alliance relies on third-party suppliers, labels, studios, publishers, suppliers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with Alliance’s standards or applicable regulatory requirements, which could harm its brand, cause consumer dissatisfaction, and require it to find alternative suppliers of its products or services.
●	Alliance’s business may be harmed if it is unable to protect its critical intellectual property rights.
●	Failure to successfully operate Alliance’s information systems and implement new technology effectively could disrupt its business or reduce its sales or profitability.
●	If Alliance’s electronic data is compromised its business could be significantly harmed.
●	Alliance’s quarterly and annual operating results may fluctuate due to seasonality in its business.
●	Changes in foreign currency exchange rates can significantly impact Alliance’s reported financial performance.
●	Alliance’s indebtedness may limit its availability of cash, cause it to divert cash to fund debt service payments or make it more difficult to take certain other actions.
●	Covenants and events of default in Alliance’s revolving credit facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
●	If Alliance were unable to obtain or service its other external financings, or if the restrictions imposed by such financing were too burdensome, its business would be harmed.
●	Alliance faces additional tax liabilities and collection obligations. Changes in, or differing interpretations of, income tax laws and rules, and changes in its geographic operating results, may impact its effective tax rate.
●	Alliance is subject to various government regulations, violation of which could subject it to sanctions or otherwise harm its business. In addition, Alliance could be the subject of future product liability suits or merchandise recalls, which could harm its business.
●	Alliance’s entertainment business involves risks of liability claims for media content, which could adversely affect its business, results of operations and financial condition.
●	Alliance is involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.
●	Concentration of ownership among Alliance’s executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
●	Alliance has identified a material weakness in our internal control over financial reporting due to non-financial covenant breach and may identify additional material weaknesses in the future. Failure to remediate the material weakness or failure to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.
●	A significant portion of Alliance’s total outstanding shares are restricted from immediate resale but may be sold into the market beginning on August 11, 2023. This could cause the market price of the Class A common stock to drop significantly, even if Alliance’s business is doing well.
●	The adverse impact of inflation and higher interest rates on Alliance.

Risks Related to Our Business and Industry

If we fail to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, our business could be harmed.

The music, video, gaming, and entertainment industry continues to experience frequent change driven by technological development, including developments with respect to the formats through which music, films, television programming, games, and other content are delivered to consumers. With rapid technological changes and dramatically expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. For example, consumers are increasingly accessing television, film and other episodic content on streaming and digital content networks, such as Netflix, Amazon Prime Video, Hulu, Disney+ and Apple TV+. Additionally, consumers access music content through Apple Music, Pandora, Amazon Music, Spotify and other providers. Video game services can be accessed through Xbox Game Pass, PlayStation Now, GeForce, Steam, Stadia, xCloud, Shadow, Luna, and Switch Online.

Some entertainment offerings have gone direct to streaming channels and not produced a physical content format. Direct release to streaming channels is likely to continue. Technological as well as other changes caused by the pandemic have caused significant disruption to the retail distribution of music and entertainment offerings and have caused and could in the future cause a negative impact on sales of our products and other forms of monetization of content. We may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt our content offerings or distribution capabilities in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content, including from merchandise sales derived from such content, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.

If we do not successfully optimize and operate our fulfillment network, our business could be harmed.

If we do not adequately predict customer demand or otherwise optimize and operate our fulfillment network successfully, it could result in excess or insufficient fulfillment, or result in increased costs, impairment charges, or both, and harm our business in other ways. As we continue to add fulfillment or add new businesses with different requirements, our fulfillment networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.

In addition, a failure to optimize inventory in our fulfillment network could result in lost sales from under inventory positions or extra costs of holding excess inventory or write downs on inventory.

Due to tight labor markets, we may be unable to adequately staff our fulfillment network and customer service centers or have to increase wages to attract more employees.

We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors.

Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment network. Our failure to properly handle such inventory or the inability of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

We face competition. If we are unable to compete effectively with existing or new competitors, our revenues, market share and profitability could decline.

Our businesses are rapidly evolving and competitive, and we have many competitors in different industries, including physical, e-commerce, and omni-channel retail, e-commerce services, digital content and electronic devices, web and infrastructure computing services, and transportation and logistics services, and across geographies, including cross-border competition. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may also secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

The music, video, gaming and entertainment industry is highly competitive. We compete in the U.S. and internationally with a wide array of large and small distributors, and sellers of vinyl records, CD’s, DVD’s, video games and other entertainment and consumer products. In addition, we compete with companies that are focused on building their brands across multiple product and consumer categories, including through entertainment offerings. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking which will appeal to consumers, and introducing new products that compete with our products for consumer acceptance and purchase.

Competition may intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, digital content, and electronic devices, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

Disruptions in Alliance’s supply chain have increased product expenditures and could result in an adverse impact on results of operations.

For the six months ended December 31, 2022, Alliance’s top five suppliers represent approximately 48% of product expenditures. For the year ended June 30, 2022, Alliance’s top five suppliers represented approximately 40% of all of Alliance’s product expenditures as compared to approximately 25% of product expenditures for previous fiscal year.

The occurrence of one or more natural or human induced disasters, including pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest attacks in a country in which Alliance’s suppliers are located; and the imposition of measures that create barriers to or increase the costs associated with international trade could result in disruption of Alliance’s logistics or supply chain network. For example, the outbreak of the COVID-19 pandemic has disrupted and may continue to disrupt the operations of Alliance and its suppliers and customers. Customer demand for certain products has also fluctuated as the pandemic has progressed, which has challenged Alliance’s ability to anticipate and/or procure product to maintain inventory levels to meet that demand.

These factors have resulted in higher product inventory cost positions in certain products as well as delays in delivering those products to Alliance’s distribution centers, branches or customers, and similar results may occur in the future. Even when Alliance is able to find alternate sources for certain products, they may cost more or require Alliance to incur higher transportation costs, which could adversely impact Alliance’s profitability and financial condition. Any of these circumstances could impair Alliance’s ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Alliance’s reputation. Any such increased product costs from supplier disruption could adversely impact results of operations and financial performance.

Inflation could cause Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.

Market variables, such as inflation of product costs from suppliers, labor rates and fuel, freight and energy costs, have and may continue to increase potentially causing Alliance to be unable to efficiently manage its product costs and operating and administrative expenses in a way that would enable it to leverage its revenue growth into higher net earnings. In addition, Alliance’s inability to pass on such increases in product costs to customers in a timely manner, or at all, could cause Alliance’s operating and administrative expenses to grow, which could result in lower gross profit margins and lower net earnings.

Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Alliance’s customers could negatively impact Alliance’s sales growth and results of operations.

Economic, political and industry trends affect Alliance’s business environments. Alliance serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Alliance’s customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate fluctuations, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease such as the COVID-19 pandemic, inflation, deflation, and a variety of other factors beyond Alliance’s control. Any of these factors could cause customers to idle or close stores, delay purchases, reduce wholesale purchasing levels, or experience reductions in the demand for their own retail and wholesale products or services.

Any of these events could also reduce the volume of products and services these customers purchase from Alliance or impair the ability of Alliance’s customers to make full and timely payments and could cause increased pressure on Alliance’s selling prices and terms of sale.

Our expansion places a strain on our management, operational, financial, and other resources.

We are rapidly and significantly expanding operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. This expansion increases the complexity of our business and places strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

We may not realize the anticipated benefits of acquisitions or investments in our acquisitions or joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments have been a component of our growth and the development of our business, such as our acquisition of COKeM in September 2020. Acquisitions can broaden and diversify our brand holdings and product offerings and allow us to build additional capabilities and competencies of the company.

We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks.

We may have limited or no experience in our newer market segments, and our customers may not adopt our offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

We may experience significant fluctuations in our operating results and growth rate.

We may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our customers, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

●	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;
●	our ability to retain and expand our network of customers;
●	our ability to offer products on favorable terms, manage inventory, and fulfill orders;
●	the introduction of competitive stores, websites, products, services, price decreases, or improvements;
●	changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;
●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;
●	the success of our geographic, service, and product line expansions;
●	the extent to which we finance, and the terms of any such financing for, our current operations and future growth;
●	the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;
●	variations in the mix of products and services we sell;
●	variations in our level of merchandise and vendor returns;
●	the extent to which we offer free shipping, continue to reduce prices worldwide, and provide additional benefits to our customers;
●	factors affecting our reputation or brand image;
●	the extent to which we invest in technology and content, fulfillment, and other expense categories;
●	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;
●	the extent to which our equity-method investees record significant operating and non-operating items;
●	the extent to which operators of the networks between our customers and our stores successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;
●	our ability to collect amounts owed to us when they become due;
●	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events;
●	terrorist attacks and armed hostilities;
●	supply chain issues either in chip shortages; and
●	long lead time in the manufacturing vinyl LP’s.

Our international operations expose us to a number of risks.

Our international activities are insignificant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations, and promote our brand internationally. Our international operations may not be profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

●	local economic and political conditions;
●	government regulation and compliance requirements (such as regulation of our product and service offerings and of competition), restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;
●	restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;
●	business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;
●	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

●	limited fulfillment and technology infrastructure;
●	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
●	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;
●	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;
●	lower levels of credit card usage and increased payment risk;
●	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;
●	different employee/employer relationships and the existence of works councils and labor unions;
●	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
●	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and
●	geopolitical events, including war and terrorism.

As international physical, e-commerce, and other services grow, competition will intensify, including through adoption of evolving business models. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.

Our business will suffer if we are not successful in developing and expanding our partner brands across our consumer base.

Our strategy is to focus and expand, larger global brands with an emphasis on developing and expanding those of our key partner brands, which we view as having the largest global potential, across our customer base. As we concentrate our efforts on more brands, we believe we can gain additional leverage and enhance the consumer experience. This focus means that our success depends disproportionately on our and our new partners’ ability to successfully develop these new brands across our consumer base and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to acquire, build, invest in and develop our competencies in music, movies, gaming, consumer products and entertainment products. Acquiring, developing, investing in and growing these competencies has required significant effort, time and money, with no assurance of success. The success of our brand blueprint strategy also requires significant alignment and integration among our business segments. If we are unable to successfully develop, maintain and expand key partner brands across our brand blueprint, our business performance will suffer.

Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors.

The interests of families, individuals, fans and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever-increasing utilization of technology, social media and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products which compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles.

Consumer acceptance of our or our partners’ entertainment offerings is also affected by outside factors, such as critical reviews, promotions, the quality and acceptance of films and television programs, music, video games, and content released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public tastes generally, all of which could change rapidly and most of which are beyond our control. There can be no assurance that television programs and films, video games, video movies we distribute will obtain favorable reviews or ratings, that films, video games, video movies we distribute will be popular with consumers and perform well in our distribution channels.

If we devote time and resources to distributing and marketing products or entertainment that consumers do not accept or do not find interesting enough to buy in sufficient quantities to be profitable to us, our revenues and profits may decline, and our business performance may be harmed. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests, our revenues and earnings will be reduced.

An inability to develop, introduce and ship planned products, product lines and new brands in a timely and cost-effective manner may damage our business.

In acquiring new products, product lines and new brands we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. We cannot guarantee that we will be able to source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands.

The risk is also exacerbated by the increasing sophistication of many of the products we are distributing, providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

If we are unable to navigate through global supply chain challenges, our business may be harmed.

In 2021 and continuing through 2022, we have faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions. We have experienced increases in material costs and shortages for some of our products, due in part to higher wages being paid due to labor shortages in China and Vietnam, as well as periodic and unpredictable manufacturing shut-downs due to COVID-19. While we have taken actions to lessen the impact of these supply chain challenges, such as through the use of alternative ports and air freight, such actions have resulted in higher costs and there can be no assurance that the actions taken will continue to be effective. We have also increased prices in some cases to help offset increased costs. We can provide no assurance that we will be able to increase prices in the future and we cannot assure that price increases we have already taken will offset the entirety of additional costs we have incurred and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.

If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed.

Ecommerce sales continue to grow in overall sales as consumers increasingly purchased our products online as compared to through in-store shopping due to the continued transition to ecommerce accelerated by the shutdown and limited access to retail stores during the COVID-19 pandemic. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. This supply chain is further strained by customers desiring faster delivery at reduced costs. Additionally, if our technology and systems used to support ecommerce order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.

The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

For the year ended June 30, 2022 and for the six months ended December 31, 2022, our top customer generated over 10% of net sales. For the six months ended December 31, 2022, our top customer accounted for approximately 19% of our total net sales, purchased a mix of products comprised of 34% games, 46% music, and 20% movies. For the year ended June 30, 2022, our top customer accounted for 24% of our total net sales, purchased a mix of products comprised of 41% games, 39% music, and 20% movies. Due to our customer concentration, if our top customer were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.

Our customers do not make binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products and reduce the number and variety of our products that it carries, and the shelf space allotted for our products. In addition, increased concentration among our customers could negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the failure or lack of success of a significant retail customer could negatively impact our revenues and profitability.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or service providers could negatively impact our business.

All of the products we offer are manufactured by third-party labels, studios, publishers, and suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the costs of the products we offer, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

In addition, products, and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if consumers and potential consumers believe that our products do not meet their expectations, are not properly labeled or are damaged.

We purchase significant amounts from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide products in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time.

The loss of any of our other significant suppliers, or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us could have an adverse effect on our business, financial condition, results of operations and prospects.

We continually seek to expand our base of product suppliers, especially as we identify new markets. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact their operations. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

Our principal suppliers currently provide us with certain incentives such as extended payment terms, volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We face significant inventory risk.

In addition to risks described elsewhere relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment, and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, and at times we are unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. If our inventory forecasting and production planning processes result in higher inventory levels exceeding the levels demanded by customers or should our customers decrease their orders with us, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory. Any one of the inventory risk factors set forth above may adversely affect our operating results.

If our third-party suppliers’ labels, studios, and publishers do not comply with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.

Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’ labels, studios, publishers, and other suppliers, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We primarily rely on two major vendors for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these two vendors or one of the two experiences performance problems or other difficulties, it could negatively impact our operating results and our consumer or retail partner experience. Shipping vendors may also impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party labels, studios, publishers, and suppliers, and the escalating trade dispute between the United States and China has and may in the future lead to increased tariffs, the revocation of current tariff exclusions for certain of our products, which may restrict the flow of the goods from China to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including checks, ACH, wire transfers, credit card, debit card, PayPal, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third-party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. As we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments.

We also occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. To mitigate credit card fraud, we use Kount to score all credit card orders for risk of fraud. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

We rely on third-party suppliers, labels, studios, publishers, suppliers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and labels, studios, publishers, suppliers based primarily in the United States, China and Mexico and other countries to a lesser extent, to manufacture and supply all of the products we offer and sell.

We engage many of our third-party suppliers and labels, studios, publishers, suppliers on a purchase order basis and in most cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply and manufacture the products we offer, and sell may be affected by competing orders placed by other companies and the demands of those companies. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced minute portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we are dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects.

We are party to short-term contracts with some of our retail and ecommerce partners, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party labels, studios, publishers, suppliers and retail and ecommerce partners may:

●	have economic or business interests or goals that are inconsistent with ours;
●	take actions contrary to our instructions, requests, policies or objectives;
●	be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, and to comply with applicable regulations, including those regarding the safety and quality of products;
●	have financial difficulties;
●	encounter raw material or labor shortages;
●	encounter increases in raw material or labor costs which may affect our procurement costs;
●	encounter difficulties with proper payment of custom duties or excise taxes;
●	disclose our confidential information or intellectual property to competitors or third parties;
●	engage in activities or employ practices that may harm our reputation; and
●	work with, be acquired by, or come under control of, our competitors.

The maturity of our Credit Facility has raised substantial doubt regarding our ability to continue as a going concern.

Our Credit Facility with Bank of America has a maturity date of September 29, 2023, and we have been unable to maintain a certain minimum fixed charged ratio to comply with the financial covenants associated as defined in the Credit Facility. Without generating sufficient cash flow from operations, access to other sources of liquidity or an extension of the existing credit facility, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business.

On June 30, 2022, the credit line with Bank of America was amended for the current period which ends September 29, 2023 and increased from $175 million to $225 million with a variable annual interest rate equal to the higher of the Prime rate, Federal Funds rate plus .5% or Bank of America SOFR rate plus 2.11% (Libor rate plus 2% is the prior agreement). As of December 31, 2022, the interest rate was 6.41% (SOFR 4.30% plus a spread of 2.11%). As of December 31, 2021, the interest rate was 2.25% (Libor .25% plus a spread of 2%) with borrowing above the contracted Libor at 4.25% (Base Rate 3.25% plus a spread of 1%). The weighted average interest rate on the revolver for six months ended December 31, 2022, and year ended June 30, 2022 was 6.90% and 2.76%, respectively.

All assets (with certain capitalized lease exceptions) and interest in assets of the Company are pledged as collateral under the Loan and Security Agreement, dated as of February 21, 2017, by and among Alliance, Bank of America, N.A. and the other parties thereto, as amended, restated, supplemented, included or otherwise modified in writing from time to time (the “Credit Facility”). In addition, the Credit Facility contains certain financial covenants with which the Company is required to comply. Failure to comply with the financial covenants contained in the Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility.

Availability under the Credit Facility is limited by the Company’s borrowing base calculation, as defined in the Credit Facility. In addition, there is a commitment fee of 0.25% for unused credit line with fees for year ended June 30, 2022, and 2021 of $100 thousand and $300 thousand, respectively. Availability at December 31, 2022, was $48.3 million with an outstanding revolver balance of $176.7 million. Availability on December 31, 2021 was $49.3 million with an outstanding revolver balance of $125.7 million.

Revolver balance consists of the following at:

	December 31,	June 30,
($ in thousands)	2022	2022
Bank of America Revolving Credit Facility	$176,740	$136,176
Less: Deferred Finance Costs	(125)	(208)
Revolving Credit, Net	$176,615	$135,968

Alliance’s outstanding indebtedness, including any additional indebtedness beyond our borrowings from Bank of America, combined with its other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, potential acquisitions, international expansion, new product development, new enterprise relationships and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Credit Facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business.

Covenants and events of default under Alliance’s Credit Facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Alliance’s Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest,

Alliance obtained a waiver for non-compliance with one non-financial covenant related to its delivery of the monthly unaudited financial statements and compliance certificates for the periods pertaining to June 30, 2022, July 31, 2022, and August 31, 2022. This non-compliance resulted in events of default under the Credit Facility. As a result of this non-compliance as of the balance sheet date and periods thereafter, the Company has classified the outstanding balance of the Credit Facility Net of $135,968 as a current liability as of June 30, 2022. The Company expects that it will comply with this non-financial covenant for a period of at least one year from the issuance of these financial statements. In addition, as further described in Note 17 to the Company's condensed consolidated financial statements, the Company determined that it incorrectly classified the revolving credit facility, net, as a non-current liability instead of as a current liability on its condensed consolidated financial statements for the three months ended September 30, 2022. The Company determined that such financial statements were materially misstated and should be restated.

As disclosed in Note 9 to the Company’s consolidated financial statements, during the second fiscal ended December 31, 2022, the Company failed to meet the Fixed Charge Coverage Ratio covenant requirement. The Company is in negotiations with its lender to obtain a waiver for non-compliance. The Company also obtained a waiver for non-compliance with one non-financial covenant related to its delivery of the monthly unaudited financial statements and compliance certificates for the periods pertaining to June 30, 2022, July 31, 2022, and August 31, 2022. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

A breach of the covenants under the Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Facility could permit the lenders under the Credit Facility to terminate all commitments to extend further credit under the Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lender accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. You should read our more detailed descriptions of the Credit Facility set forth in this annual report and in our filings with the Securities and Exchange Commission, as well as the documents themselves which are also filed as exhibits to this annual report, for further information about these covenants.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs on our credit line with Bank of America and have material adverse effect on our business, financial condition and results of operations.

Our success is dependent on the efforts and dedication of our officers and other employees.

Our officers and employees are at the heart of all our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring, and retaining our management team and our many other skilled officers and employees around the world. The increasing prevalence of remote work creates further challenges in retaining employees as some employees desire more flexibility in their employment and the ability to work remotely opens up more employment opportunities. The impact of failing to retain key employees can be high due to loss of key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower profitability. We cannot guarantee that we will recruit, hire or retain the key personnel we need to succeed.

Our future success will depend on the leadership of our key executives such as Mr. Bruce Ogilvie, our Executive Chairman, and Mr. Jeff Walker, our Chief Executive Officer. Mr. Ogilvie and Mr. Walker are executives of other companies, including GameFly Holdings, Inc. GameFly is a customer of Alliance. Alliance uses GameFly’s Lakewood, California warehouse to ship and fulfill products for Alliance’s customers. A Conflict of interest may arise with respect to their allocation of business time and such conflicts may not be resolved in Alliance’s favor. Our loss of key management or other employees, inability to drive success through our new leaders, or our inability to retain or hire talented people with the skill sets we need for our diverse and changing business, could significantly harm our business.

If we fail to develop diverse top talent, we may be unable to compete, and our business may be harmed.

To compete successfully, we must continuously develop a diverse group of talented people. We promote a diverse and inclusive work environment. To that end, we have set goals and objectives with respect to hiring and retention of talented, diverse employees, who we believe will foster new ideas and perspectives that will benefit our business. Competition for diverse talent is intense. We cannot guarantee we will achieve our goals or that our actions will result in expected benefits to our business.

Alliance has engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations.

Alliance has entered into transactions with related parties, including our two principal stockholders. We have entered into transactions with companies owned by Bruce Ogilvie and Jeffrey Walker, including Gamefly Holdings, LLC. For the six months ended December 31, 2022, and 2021, Alliance made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $2.3 million and $4.8 million respectively. During the years ended June 30, 2022, 2021 and 2020, Alliance made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $7.1 million, $5.3 million, and $2.5 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts payable to GameFly are at fair market value. Although the agreement between Alliance and GameFly can be terminated by either party at any time, given Mr. Ogilvie’s and Mr. Walker’s positions with Alliance as Executive Chairman and Chief Executive Officer, respectively. We may in the future enter into additional transactions with entities in which majority shareholders, executive officers and members of our board of directors and other related parties hold ownership interests. See “Certain Relationships and Related Party Transactions.”

Transactions with such related parties present potential for conflicts of interest, as the interests of the third-party owned related entity and its shareholders may not align with the interests of our stockholders with respect to the negotiation of, and certain other matters. For example, conflicts of interest may arise in connection with decisions regarding the structure and terms of the GameFly contract, contractual remedies, events of default and dealings with customers.

Pursuant to our related party transactions policy, all additional material related party transactions that we enter into require either (i) the unanimous consent of our audit committee or (ii) the approval of a majority of the members of our board of directors. See “Certain Relationships and Related Party Transactions — Policies and Procedures for Related Party Transactions”. Nevertheless, we may have achieved more favorable terms if such transactions had not been entered into with related parties and these transactions, individually or in the aggregate, may have an adverse effect on our business and results of operations or may result in government enforcement actions or other litigation.

Our business may be harmed if we are unable to protect our critical intellectual property rights.

Our intellectual property, including our trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights, as well as the risk of unauthorized third parties copying and distributing our entertainment content or leaking portions of planned entertainment content. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products, productions or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.

Failure to successfully operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, royalty and financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other cybersecurity breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees or partners. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems or third-party hosted technology to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

If our electronic data is compromised our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the United States and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

The global coronavirus outbreak or other similar outbreaks of communicable infections, diseases, or public health pandemics in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, could substantially harm our business.

The global outbreak of the coronavirus which continues to adversely impact global populations, and any other variants or outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:

●	difficulties in shipping and distributing products due to ongoing port capacity, and labor, shipping container and truck transportation shortages, resulting in higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and in some cases result in lost sales.
●	disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, Vietnam, and the United States;
●	adverse sales impact due to changes in consumer purchasing behavior and availability of products to consumers, resulting from retail store closures, limited reopening of retail stores and limitations on the capacity of ecommerce channels to supply additional products;
●	fluctuations in our performance based on the progress of different countries in controlling the coronavirus and the maturity of e-commerce platforms in those markets;
●	limited production of live-action scripted and unscripted entertainment content due to the hard stop and soft reopening of production studios;
●	delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners;
●	increases in entertainment production costs due to measures required to minimize COVID-19 risks; and
●	challenges of working remotely.

We have reopened our offices, providing employees flexibility in their return to the office by working partially in the office and partially remote. We have taken measures to safely bring additional workers back to the office, including a return to fully remote work when variants emerge which increase infection rates significantly in areas where we do business. The transition back from fully remote work to partial remote and partial in person may be difficult for some employees. We are actively soliciting feedback and making modifications to provide our employees with a productive and safe environment, and plan to continue to monitor employee efficiency, satisfaction, and morale as we continue to transition. There can be no assurance that employees will not have some disruption in their work due to the transition. Changes in flexible working arrangements could impact employee retention, employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.

The impact of coronavirus outbreak continues to be fluid and uncertain, and while vaccines are being rolled out, it is still difficult to forecast the final impact it could have on our future operations. If our business experiences prolonged occurrence of adverse public health conditions due to the coronavirus or other similar outbreaks, we believe our business could be substantially harmed.

Adverse economic conditions in the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.

Various economic conditions in the markets we, our employees, consumers, customers, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of adverse economic conditions can result in manufacturing and other work stoppages, slowdowns and delays; shortages or delays in production or shipment of products or raw materials; delays or reduced purchases from customers and consumers; and other factors that cause increases in costs or delay in revenues. Inflation, such as what consumers in the U.S. and other economies are experiencing, can cause significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary products and entertainment we offer. Weakened economic conditions, higher interest rates, lowered employment levels or recessions may also significantly reduce consumer purchases of our products and spending on entertainment. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, such as the war in Ukraine, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could significantly harm our revenues and profitability.

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow for us to make a profit. Rising fuel and raw material prices, due to inflation or otherwise, for paperboard and other components such as resin used in plastics or electronic components, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability and harm our business.

Changes in U.S., global or regional economic conditions could harm our business and financial performance.

Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Reductions in stimulus payments provided to consumers, high inflation and rising interest rates on credit cards could impact discretionary spending. Recessions, credit crises and other economic downturns, or disruptions in credit and financial markets in the U.S. and in other markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products and entertainment. This in turn can reduce our revenues and harm our financial performance and profitability.

Our quarterly and annual operating results may fluctuate due to seasonality in our business.

Sales of our music, video movies, video games and other entertainment products are seasonal, with an increase of retail sales occurring during the period from September through December for the holiday season. This seasonality for our consumer products business has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Further, ecommerce continues to grow significantly and accounts for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it.

The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to procure and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. These risks have been exacerbated in 2021 and 2022 due to the global supply chain challenges we have faced due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions.

Our entertainment business is also subject to seasonal variations based on the timing of music, television, film, gaming content releases. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market, and more recently, the timing of release dates has been affected by the pandemic.

This seasonal pattern of our business requires significant use of working capital, mainly to purchase inventory during the months prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in under producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations.

As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a natural disaster, a terrorist attack, economic shock or pandemic that harms the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays or other supply chain challenges that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.

If we incurred any significant impairment charges, our net earnings would be reduced.

Declines in the profitability of acquired brands or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Similarly, declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our net earnings.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our small global operations mean we transact business in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Depreciation in key currencies may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions.

We operate the business with an asset-based line of credit to fund working capital to support our Accounts Receivables and our Inventory purchases. Our debt service obligations under such indebtedness could have a material adverse effect on our results of operations and financial condition. In particular, our indebtedness could:

●	make it more difficult and/or costly for us to pay or refinance our debts as they become due, particularly during adverse economic and industry conditions, because a decrease in revenues or increase in costs could cause cash flow from operations to be insufficient to make scheduled debt service payments;
●	require a substantial portion of our available cash to be used for debt service payments, thereby reducing the availability of our cash to fund working capital, capital expenditures, development projects, acquisitions or other strategic opportunities, dividend payments, share repurchases and other general corporate purposes;
●	make it more difficult for us to raise capital to fund working capital, make capital expenditures, pay dividends, pursue strategic initiatives or for other purposes and result in higher interest expense, which could be further increased in case of current or future borrowings subject to variable rates of interest;
●	require that materially adverse terms, conditions, or covenants be placed on us under our debt instruments, which could include, for example, limitations on additional borrowings or limitations on our ability to create liens, pay dividends, repurchase our common stock or make investments, any of which could hinder our access to capital markets or our flexibility in the conduct of our business and make us more vulnerable to economic downturns and adverse competitive industry conditions; and

●	jeopardize our ability to pay our indebtedness if our business experienced a severe downturn.

If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the second and third quarters of each year, we rely on a revolving credit agreement which provides for a $225,000,000 committed revolving asset-based loan Credit Facility. The Credit Facility contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating, and strategic flexibility. Additionally, as disclosed in our consolidated financial statements as of and for the year ended June 30, 2022, the Company received a waiver from the lender for non-compliance with certain non-financial covenants as of June 30, 2022, July 31, 2022, and August 31, 2022. Non-compliance with our debt covenants in the future could result in us being unable to utilize borrowings under the Credit Facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would require supplementary borrowings to enable us to continue to fund our operations. Alliance recently failed to meet the covenant requirements of the Credit Facility, being notified on February 8, 2023 that a fixed charge coverage ratio has been recently breached, with the letter indicating that is subject to a deferred action by the lender. The Company is in negotiations with its lender to obtain a waiver for non-compliance.

Not only may our individual financial performance impact our ability to access sources of external financing, but significant disruptions to credit markets in general may also harm our ability to obtain financing. In times of severe economic downturn and/or distress in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us. In such a situation, it may be that we would be unable to access funding under our existing credit facilities, and it might not be possible to find alternative sources of funding.

We also may choose to finance our capital needs, from time to time, through the issuance of debt securities. Our ability to issue such securities on satisfactory terms, if at all, will depend on the state of our business and financial condition, any ratings issued by major credit rating agencies, market interest rates, and the overall condition of the financial and credit markets at the time of the offering. The condition of the credit markets and prevailing interest rates have fluctuated significantly in the past and are likely to fluctuate in the future. Variations in these factors could make it difficult for us to sell debt securities or require us to offer higher interest rates in order to sell new debt securities. The failure to receive financing on desirable terms, or at all, could damage our ability to support our future operations or capital needs or engage in other business activities.

If we are unable to generate sufficient available cash flow to service our outstanding debt, we would need to refinance our outstanding debt or face default. We cannot guarantee that we would be able to refinance debt on favorable terms, or at all.

We face additional tax liabilities and collection obligations. Changes in, or differing interpretations of, income tax laws and rules, and changes in our geographic operating results, may impact our effective tax rate.

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.

We are subject to income taxes in the United States and in United Kingdom tax jurisdictions. We also conduct business activities between our operating units, and we are subject to transfer pricing rules in the United Kingdom in which we operate. There is some degree of uncertainty and subjectivity in complying with transfer pricing rules. Our effective tax rate could be impacted by changes in, or the interpretation of, tax laws, such as those being considered by the current United States administration and other jurisdictions in which we do business, or by changes in the amount of revenue and earnings we derive, or are determined to derive by tax authorities, from jurisdictions with differing tax rates.

In addition, we have been and may be subject to tax examinations by federal, state, and international jurisdictions, and these examinations can result in significant tax findings if the tax authorities interpret the application of laws and rules differently than we do or disagree with the intercompany rates we are applying. We assess the likelihood of outcomes resulting from tax uncertainties. While we believe our estimates are reasonable, the ultimate outcome of these uncertain tax benefits, or results of possible current or future tax examinations, may differ from our estimates and may have a significant adverse impact on our business and operating results.

We are subject to various government regulations, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or merchandise recalls, which could harm our business.

We are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. Advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission, and a host of other agencies globally, and the collection of information from children under the age of 13 is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, such as the General Data Protection Regulation adopted by the European Union, and data protection laws in the United States and in a number of other counties. While we take all the steps, we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and, if we fail to comply with these requirements or other regulations enacted in the future, we could be subject to fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm the reputation of our products and have a negative impact on our future revenues and results of operations.

As a multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust, employment, customs and tax requirements, anti-boycott regulations, environmental regulations, and the Foreign Corrupt Practices Act. Complying with these regulations imposes costs on us which can reduce our profitability and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition.

We may face increased costs in achieving our sustainability goals and any failure to achieve our goals could result in reputational damage.

We view sustainability challenges as opportunities to innovate and continuously improve our product design and operational efficiencies. We also believe the long-term viability and health of our own operations and our supply chain, and the significant potential for environmental improvements, are critical to our business success. We have set key goals and objectives in this area as described in “Item 1. Business.”

We devote significant resources and expenditures to help achieve these goals. It is possible that we will incur significant expense in trying to achieve these goals with no assurance that we will be successful. Additionally, our reputation could be damaged if we fail to achieve our sustainability goals, or if we or others in our industry do not act, or are perceived not to act, responsibly with respect to the production and packaging of our products.

Our entertainment business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operation and financial condition.

We are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

As a larger multinational corporation, we are subject to regulatory investigations, risks related to internal controls, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’ property or rights, or claims by former employees for employment related matters. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.

Alliance has identified a material weakness in our internal control over financial reporting due to a non-financial covenant breach and may identify additional material weaknesses in the future. If we fail to remediate the material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results and may adversely affect investor confidence and business operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to accounting for the classification of the outstanding balance of the Credit Facility, Net and a related audit adjustment to properly reflect the outstanding balance as a current liability as of June 30, 2022 in the consolidated financial statements included in this annual report. In addition, as further described in Note 17 to the Company's condensed consolidated financial statements, the Company determined that it incorrectly classified the revolving credit facility, net, as a non-current liability instead of as a current liability on its condensed consolidated financial statements for the three months ended September 30, 2022. The Company determined that such financial statements were materially misstated and should be restated. As disclosed in Note 9 to the Company's consolidated financial statements, during the second fiscal ended December 31, 2022, the Company failed to meet the Fixed Charge Coverage Ratio covenant requirement. The Company is in negotiations with its lender to obtain a waiver for non-compliance. The Company also obtained a waiver for non-compliance with one non-financial covenant related to its delivery of the monthly unaudited financial statements and compliance certificates for the periods pertaining to June 30, 2022, July 31, 2022, and August 31, 2022. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

Our management has concluded that this material weakness in our internal control over financial reporting is due to the fact that Alliance is a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to certain non-routine transactions, such as the accounting implications resulting from covenant violations.

Our management is in the process of developing a remediation plan and is taking steps to remediate the material weakness. The material weakness will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of our remediation plan and will make the changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness.

Furthermore, we cannot assure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, investors may lose confidence in the accuracy and completeness of our financial reporting, our stock price may decline as a result and it could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Prior to the Business Combination, Adara had accounted for its outstanding warrants as a warrant liability and Alliance is required to determine the value warrant liability quarterly, which could have a material impact on Alliance’s financial position and operating results.

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

As a result, included on Adara’s balance sheet as of December 31, 2021, contained in this annual report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Alliance is required to continue to recognize the changes in the fair value of the warrants from the prior period, if any, in its operating results for the current period, which could have a material impact on Alliance’s financial position and operating results.

We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition, and results of operations.

As a public company, we will face increased legal, accounting, administrative and other costs, and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require Alliance to carry out activities Alliance has not done previously. For example, Alliance will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), Alliance could incur additional costs rectifying those issues, and the existence of those issues could adversely affect Alliance’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with Alliance’s status as a public company may make it more difficult to attract and retain qualified persons to serve on Alliance’s board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require Alliance to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Alliance’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could negatively impact its business.

Alliance is currently not subject to Section 404 of the Sarbanes-Oxley Act. However, upon Alliance no longer qualifying as a “smaller reporting company,” Alliance will be required to provide ‘s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Alliance as a privately held company. We may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements applicable to us after the Business Combination. If Alliance is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

Since Alliance qualifies as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make Alliance’s securities less attractive to investors and may make it more difficult to compare Alliance’s performance to the performance of other public companies.

Alliance qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act i. As such, Alliance will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Alliance will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non- convertible debt in the prior three-year period or (iv) December 31, 2026. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Alliance is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Even after Alliance no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements, Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Moreover, smaller reporting companies may choose to present only the two most recent fiscal years of audited financial statements in their Annual Reports on Form 10-K. Alliance does not expect to continue to qualify as an emerging growth company following its June 30, 2023 fiscal year end.

Investors may find the Class A common stock less attractive because Alliance will rely on these exemptions, which may result in a less active trading market for our Class A common stock and its price may be more volatile.

Alliance’s management has limited experience in operating a public company.

Alliance’s executive officers have limited experience in the management of a publicly traded company. Alliance’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of Alliance. Alliance may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for Alliance to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that Alliance will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

The warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with Alliance.

The warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. Alliance will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the warrants shall be deemed to have notice of and to have consented to the forum provisions in the warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, Alliance may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Alliance may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making the warrants worthless.

Alliance has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Alliance gives proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable, Alliance may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. Alliance will use its best efforts to register or qualify such shares of Class A common stock under the blue-sky laws of the state of residence in those states in which the warrants were offered in the IPO. Redemption of the outstanding warrants could force holders (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell warrants at the then-current market price when the holder might otherwise wish to hold warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private warrants will be redeemable by Alliance so long as they are held by the Sponsor or its permitted transferees.

If warrant holders exercise public warrants on a “cashless basis,” they will receive fewer shares of Alliance common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by April 11, 2023, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when Alliance shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if Alliance calls the public warrants for redemption, Alliance’s management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Risks Related to Our Securities

Concentration of ownership among Alliance’s executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 29, 2023, the executive officers and directors and their affiliates collectively beneficially owned, directly, or indirectly, excluding Class E common stock, approximately 97% of the outstanding Class A common stock.

As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of our Certificate of Incorporation and approval of mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in Alliance’s stockholders receiving a premium price for their shares and other significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

An active trading market may not develop for our securities.

Our Class A common stock is quoted on the OTC Pink Open Market. We have applied to list our Class A common stock on the Nasdaq Capital Market. However, we cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our Class A common stock or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at the time you wish to sell them, at a price that is attractive to you, or at all.

The trading market for our Class A common stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate revenues or profit;
●	the number of shares in our public float; and
●	increased competition.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Class A common stock. Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our Class A common stock.

We might not be able to obtain or maintain the listing of our Class A common stock on the Nasdaq Capital Market.

We have applied to list our Class A common stock on the Nasdaq Capital Market. However, there can be no assurance that we will be able to obtain or maintain the listing standards of that exchange, which includes requirements that we maintain our stockholders’ equity, total value of shares held by unaffiliated stockholders, and market capitalization above certain specified levels. If we fail to conform to the Nasdaq listing requirements on an ongoing basis, our Class A common stock might cease to trade on the Nasdaq Capital Market, and may move to the OTCQB or OTC Pink Open Market operated by OTC Markets Group, Inc. These quotation services are generally considered to be less efficient, and to provide less liquidity, than the Nasdaq Capital Market.

If securities or industry analysts do not publish or cease publishing research or reports about Alliance, its business, or its market, or if they change their recommendations regarding Alliance’s securities adversely, the price and trading volume of Alliance’s securities could decline.

The trading market for Alliance’s securities will be influenced by the research and reports that industry or securities analysts may publish about Alliance, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on Alliance. If no securities or industry analysts commence coverage of Alliance, Alliance’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Alliance change their recommendation regarding Alliance’s shares of common stock adversely, or provide more favorable relative recommendations about its competitors, the price of Alliance’s shares of common stock would likely decline. If any analyst who may cover Alliance were to cease coverage of Alliance or fail to regularly publish reports on it, Alliance could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Because we have no current plans to pay cash dividends on Alliance’s common stock for the foreseeable future, you may not receive any return on investment unless you sell Alliance’s common stock for a price greater than that which you paid for it.

Alliance may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of Alliance’s board of directors and will depend on, among other things, Alliance’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that Alliance’s board of directors may deem relevant. In addition, Alliance’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in the Class A common stock unless you sell your shares of common stock for a price greater than that which you paid for it.

Alliance may issue additional shares of Class A common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Class A common stock.

As of the date of this annual report, Alliance has warrants outstanding to purchase an aggregate of 9,920,000 shares of common stock. Pursuant to the Company’s 2023 Omnibus Equity Incentive Plan, Alliance may issue an aggregate of up to 600,000 shares of Class A common stock, which amount may be subject to increase from time to time. For additional information about this plan, please read the discussion under the heading “Alliance’s Executive Compensation — Employee Benefit Plans.” Alliance may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing stockholders’ proportionate ownership interest in Alliance will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding common stock may be diminished; and
●	the market price of the Class A common stock may decline.

Anti-takeover provisions in the Certificate of Incorporation and under Delaware law could make an acquisition of Alliance, which may be beneficial to its stockholders, more difficult and may prevent attempts by its stockholders to replace or remove Alliance’s then current management.

The Certificate of Incorporation contains provisions that may delay or prevent an acquisition of Alliance or a change in its management. These provisions may make it more difficult for stockholders to replace or remove members of its board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by its stockholders to replace or remove its current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of Class A common stock. Among other things, these provisions include:

●	the limitation of the liability of, and the indemnification of, its directors and officers;
●	a prohibition on actions by its stockholders except at an annual or special meeting of stockholders;
●	a prohibition on actions by its stockholders by written consent; and
●	the ability of the board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board of directors.

Moreover, because Alliance is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with Alliance for a period of three years after the date of the transaction in which the person acquired 15% or more of Alliance’s outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with Alliance, whether or not it is desired by, or beneficial to, its stockholders. This could also have the effect of discouraging others from making tender offers for Alliance’s common stock, including transactions that may be in its stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders. For more information, see the section titled “Description of Securities — Certain Anti-Takeover Provisions of Delaware Law and the Existing Certificate of Incorporation and Bylaws.”

The Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

The Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in the name of Alliance, actions against our directors, officers, other employees or stockholders for breach of a fiduciary duty owed by any officer, director or other employee of Alliance or Alliance’s shareholders, any action asserting a claim against Alliance, its directors, officers or other employees arising pursuant to any provision of the DGCL or the Certificate of Incorporation or By-laws and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm Alliance’s business, operating results and financial condition.

The Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, The Certificate of Incorporation provides that, unless Alliance consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. There is, however, t uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

A possible “short squeeze” due to a sudden increase in demand of our Class A common stock that largely exceeds supply may lead to price volatility in our Class A common stock.

Investors may purchase our Class A common stock to hedge existing exposure in our Class A common stock or to speculate on the price of our Class A common stock. Speculation on the price of our Class A common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Class A common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our Class A common stock. Those repurchases may in turn, dramatically increase the price of our Class A common stock until investors with short exposure are able to purchase additional Class A common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our Class A common stock and once investors purchase the shares of Class A common stock necessary to cover their short position the price of our Class A common stock may decline.

We may issue additional shares of Class A common stock or preferred shares under the 2023 Plan, which would dilute the interest of our stockholders.

Pursuant to the Certificate of Incorporation, Alliance’s authorized capital stock consists of 490,000,000 shares of Class A common stock, 60,000,000 shares of Alliance Class E common stock and 1,000,000 shares of preferred stock. We may issue a substantial number of additional shares of common stock or shares of preferred stock under the 2023 Plan. The issuance of additional common stock or preferred shares:

●	may significantly dilute the equity interest of holders of Class A common stock;
●	may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such shares of preferred stock are issued, with rights senior to those afforded to Class A common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for the Class A common stock and/or warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 8201 Peters Road, Suite 1000, Plantation, FL 33324 and our telephone number is (954) 255-4000. We have no long-term lease commitment. We lease several distribution center facilities:

●	Shepherdsville, Kentucky — A 672,087 square foot facility (including 30,000 square feet of cold storage) leased for $4.48 per square foot through November 30, 2024. We have the right to extend for two additional terms of five years each at fair market rent.
●	Shakopee, Minnesota — A 162,753 square foot facility leased for $4.43 per square foot with 2% annual escalations through May 31, 2024.

●	Shakopee, Minnesota — A 29,668 square foot facility leased for $5.53 per square foot through September 30, 2025.

We also maintain marketing and sales offices in nine cities throughout the United States.

We believe our facilities are adequate and suitable for our current business needs and expect to continue to reduce reliance on fixed office space in the future.

Item 3. Legal Proceedings.

Alliance is currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights.

Depending on the nature of the proceeding, claim, or investigation, the Company may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect Alliance’s business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters.

While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the business, results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and warrants are quoted on the OTC Pink Open Market under the symbols “ADRA” and “ADRAW”, respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

Although there are a larger number of beneficial owners, at March 29, 2023, there were 39 holders of record of our Class A common stock and 39 holders of record of our warrants.

Dividends

We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment, and we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that we may deem relevant. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included in under the heading “Equity Plans” in Item 12 of Part III of this annual report is hereby incorporated by reference into this Item 5 of Part II of the annual report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We had no sales of unregistered equity securities during the period covered by this annual report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On February 11, 2021, we consummated our initial public offering of 11,500,000 units, including 1,500,000 over-allotment units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $11.5 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-250157). The SEC declared the registration statement effective on February 8, 2021.

We paid approximately $1.1 million in underwriting discounts and commissions, including $60,189.18 in deferred underwriting commissions upon the Closing of the Business Combination, and $529,462 million for other offering costs related to the initial public offering.

Of the gross proceeds received from our initial public offering, the full exercise of the over-allotment option and the sale of private placement warrants in connection with the initial public offering, $116.15 million was placed in a trust account.

After deducting payments to existing stockholders of approximately $116.6 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing of approximately $1.7 million remained in the trust account. The remaining amount in the trust account were used to fund the Closing and related transaction expenses.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

Recent Developments

On February 10, 2023 (the “Closing Date”), Alliance Entertainment Holding Corporation, a Delaware corporation (“Alliance”), Adara Acquisition Corp., a Delaware corporation (“Adara”), and Adara Merger Sub, Inc., a Delaware corporation (“Merger Sub”), consummated the closing of the transactions (the “Closing“) contemplated by the Business Combination Agreement, dated June 22, 2022, by and among Alliance, Adara and Merger Sub (the “Business Combination Agreement”), following their approval at a special meeting of the stockholders of Adara held on January 18, 2023 (the “Special Meeting”),

On June 22, 2022, the Company, Alliance Merger Sub, Inc. (“Merger Sub”) and Alliance Entertainment Holding Corporation (“Alliance”) entered into the Business Combination Agreement (the “BCA”), pursuant to which the Company and Alliance consummated the Business Combination.

Pursuant to the BCA, Merger Sub merged with and into Alliance, with Alliance being the surviving entity (the “Merger”). The Merger became effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of the Delaware General Corporation Law (such time, “Effective Time”). The parties held the closing immediately prior to such filing of a certificate of merger, on the closing date.

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

At the closing, the Company also issued to the Alliance stockholders shares of a to be formed Class E Common Stock (the ”Contingent Consideration Shares”) which were placed into an escrow account pursuant to the Contingent Consideration Shares Agreement and shall not be released from escrow over a ten-year period unless and until they are earned as a result of the occurrence of the applicable triggering event as follows: 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event I prior to the five-year anniversary of the closing; 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event II prior to the seven-year anniversary of the closing; and 20,000,000 Contingent Consideration Shares will be earned upon the occurrence of triggering event III prior to the ten-year anniversary of the closing.

Upon the occurrence of a triggering event, the Contingent Consideration Shares released from the escrow shall automatically convert into an equal number of shares of Combined Company Common Stock.

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

For the year ended December 31, 2022, we had net income of $2,943,538, which consists of changes in fair value of the warrant liabilities of $4,166,900 and interest earned on marketable securities held in Trust Account of $1,649,169, offset by operating and formation costs of $2,608,046 and provision for income taxes of $264,485.

For the year ended December 31, 2021, we had a net income of $3,244,206, which consists of interest income on marketable securities held in the Trust Accounts of $10,281 and change in fair value of warrant liabilities of $4,297,300, offset by operating costs of $976,831 and transaction cost incurred in connection with IPO of $86,544.

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

For the year ended December 31, 2022, cash used in operating activities was $1,208,635. Net income of $2,943,538 was affected by the changes in fair value of the warrant liabilities of $4,166,900 and interest earned on marketable securities held in Trust Account of $1,649,169. Changes in operating assets and liabilities provided $1,663,896 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $117,809,450 (including $1,659,450 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $17,956 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Liquidity Capital Resources and Going Concern

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination, which was the Business Combination with Alliance. The Company completed its Business Combination on February 10, 2023, which was the Business Combination with Alliance, and has raised sufficient capital for its operations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model, specifically a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 8, 2023, WithumSmith+Brown PC (“Withum”), Adara’s independent registered public accounting firm prior to the Business Combination, was dismissed as Adara’s independent registered public accounting firm effective following the completion of Adara’s audit of the year-ended December 31, 2022, which consisted only of the accounts of the pre-Business Combination special purpose acquisition company, Adara.

Withum’s report on Adara’s balance sheets as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than the uncertainty surrounding Adara’s ability to continue as a going concern.

During the period from August 5, 2020 (inception) through the years ended December 31, 2021 and December 31, 2022, there were no: (i) disagreements with Withum on any matter of accounting principles or practices, financial statement disclosures or audited scope or procedures, which disagreements if not resolved to Withum’s satisfaction would have caused Withum to make reference to the subject matter of the disagreement in connection with its report or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K other than as described immediately below.

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), the “Statement.” In the Statement, the SEC indicates its view that certain terms of the warrants issued in connection with a SPAC Initial Public Offering (“Public Warrants”) and private placement warrants typically issued by a SPAC (“Private Warrants”) call for such warrants to be accounted for as liabilities and not as equity. The Company had recorded such warrants as equity. In light of the SEC’s Statement Adara re-evaluated the guidance surrounding the Public and Private Warrants and determined that both Warrants should be recorded as a liability. This determination (liability vs. equity) caused the Company to restate previously issued financial statements that showed the warrants as equity. Further in December 2021 Adara determined that the Class A common stock contains a redemption feature that management has no control over and therefore all Class A shares should be recorded as temporary equity. This change caused the restatement of previously issued financial statements to effect this change. As a result of these restatements, management concluded that the Company did not maintain effective internal control over financial reporting as of February 11, 2021, March 31, 2021, June 30, 2021 September 30, 2021, December 31, 2021,

March 31, 2022 and June 30, 2022, due to a material weakness in the Company’s internal control over financial reporting related to a lack of an effectively designed control over financial reporting related to the Company’s accounting for complex financial instruments. The need to restate financial statements in these instances constitutes a material weakness in internal control.

In response to the previously identified material weakness, Adara designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. Adara has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among Adara’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

Item 9A. Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bruce Ogilvie	65	Executive Chairman of the Board and AEC Director
Jeffrey Walker	55	Chief Executive Officer and AEC Director
John Kutch	57	Chief Financial Officer
Paul Eibeler	67	Chairman of COKeM subsidiary and Director
Thomas Finke	58	Independent Director
W. Tom Donaldson III	46	Independent Director
Terilea J. Wielenga	64	Independent Director
Chris Nagelson	55	Independent Director

Bruce Ogilvie. Bruce Ogilvie has been Alliance’s Executive Chairman since 2023 and has been Executive Chairman of Legacy Alliance since 2013. Prior to assuming his current role, in 1996 Bruce was selected by a bank group to turn around the 600-store chain, Wherehouse Records. Under Bruce’s leadership Wherehouse emerged from bankruptcy within nine months and was sold to Cerberus Capital. Following his success with Wherehouse Records, Bruce bought a one-third interest in Super D in 2001 and assumed the role as CEO, joining with founders Jeff Walker and David Hurwitz. Bruce became the Chairman in 2013 after the merger of Super D and Alliance. Mr. Ogilvie has spent his entire career in the entertainment distribution industry starting with the founding of Abbey Road Distributors in 1980. Over the next 14 years, Bruce led Abbey Road’s growth to over $94 million in sales and successfully sold the business in 1994. In 1995, Bruce was awarded E&Y’s Distribution Entrepreneur of the Year Award for his work with Abbey Road.

Jeffrey Walker. Jeffrey Walker has been Alliance’s Chief Executive Officer since February 2023 and was Legacy Alliance’s Chief Executive Officer since 2013. Mr. Walker has also been a director of Alliance since February 2023 and a director of Legacy Alliance since 2013. In 1990, Jeff co-founded the CD Listening Bar, Inc., a retail music store. A few years later, Jeff started wholesaling CDs from the back of the store, beginning the journey to create Super D, a music wholesaler founded in 1995. In 2001, Jeff and co-founder David Hurwitz sold a third of Super D to Bruce Ogilvie. Over the next decade, Bruce and Jeff continued to grow Super D’s presence in the music wholesaling space, with the acquisition of Alliance in 2013. In 2015, Jeff was awarded E&Y’s Distribution Entrepreneur of the Year award in Orange County. Mr. Walker received a bachelor’s degree in economics from University of California — Irvine.

John Kutch. John Kutch has been Alliance’s Chief Executive Officer since February 2023 and Legacy Alliance’s Chief Financial Officer since February 2018. Mr. Kutch was a director of Legacy Alliance from February 2018 until February 2023. From October 2014 to March 2017, John was Vice President of Finance — US Operations for Metalsa, a metals supplier to the automotive manufacturing industry. For the ten years prior, he was employed by Amazon as a Senior Manager — Senior Regional Controller. John received a bachelor’s degree from Washington State University majoring in Management Information Systems, and a Master of Business Administration from Carnegie Mellon University — Tepper School of Business.

Paul Eibeler. Paul Eibeler is the chairman of COKeM International Ltd., which became a wholly owned subsidiary of Alliance in September 2020, and has been a director of Alliance since February 2023. Since 2008, Mr. Eibeler has led COKeM’s efforts to establish itself as the leading full-service, value-added distributor of video games and accessories. In July 2000 Mr. Eibeler joined Take-Two Interactive as president and director. From 2005 to 2007, he was the chief executive officer of Take Two Interactive, a video game holding company based in New York, NY. At Take-Two Interactive, Paul oversaw its growth from $250 million to over $1.5 billion, with titles such as Grand Theft Auto, Midnight Club, Bioshock, NBA 2K, MLB 2K, Max Payne, Carnival Games and Civilization. Paul received a Bachelor of Arts degree from Loyola University Maryland, Paul completed a four year term on the Loyola Board, where he served as a member of the Board of Trustees.

Thomas M. Finke. Thomas Finke has been a director of Alliance since the closing of the Business Combination in February 2023 and was Chairman of Adara from its inception in August 2020, and CEO of Adara since June 2022, in each case, until the consummation of the Business Combination, in each case until the Business Combination. Mr. Finke has served as a director of

Invesco Ltd. (NYSE: IVZ), a global investment management firm, since December 1, 2020. From September 2016 to November 2020, Mr. Finke was the Chairman and Chief Executive Officer of Barings LLC, a global financial services firm and a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual Life”). From December 2008 until September 2016, he was the Chairman and CEO of Babson Capital Management LLC (“Babson Capital”), also a subsidiary of MassMutual Life. In 2016, Mr. Finke led the merger of Babson Capital, Barings Asset Management Limited, and two other MassMutual Life subsidiaries to create Barings LLC. From December 2008 to May 2011, Mr. Finke also served as the Executive Vice President and Chief Investment Officer for the MassMutual Life. He was appointed President of Babson Capital in August 2007. Prior to joining Babson Capital, Mr. Finke was a Managing Director and Co-Founder of First Union Institutional Management LLC (“IDM”), an asset manager and subsidiary of First Union Corporation, from September 1998 until June 2002. He was appointed President of IDM in March of 2001. Mr. Finke served on the boards of Barings Business Development Corp. (NYSE: BBDC), a business development company that primarily makes debt investments in middle market companies, since August 2018; Barings Global Short Duration High Yield Fund (NYSE: BGH), a closed end fund that primarily invests in US and European high yield bonds, since October 2012; and Barings Capital Funds Trust since May 2013, until his retirement from Barings LLC in 2020.

Mr. Finke received a Master of Business Administration degree from Duke University’s Fuqua School of Business and holds a bachelor’s degree from the University of Virginia’s McIntire School of Commerce. Mr. Finke is a Trustee of Davidson College, member of the Fuqua School of Business Board of Visitors, Chairman of the Board of Charlotte Center City Partners, and a member of the Investment Committee of the Roman Catholic Diocese of Charlotte.

We believe Mr. Finke is qualified to serve as a member of Alliance’s board of directors based on his experience as chief executive officer, his role on several public and private boards of directors as well as his experience in investing in finance companies.

Terilea J. Wielenga. Teri Wielenga has served as a director of Alliance since February 2023. Teri is a senior global finance executive, board director, and advisor with more than 30 years of experience at complex, highly regulated Fortune 500 companies and a Big Four accounting firm. Since June 2017, she has led global tax policy and strategy for Gilead Sciences (Nasdaq: GILD), a multinational biopharmaceutical company with $25 billion in annual revenue. She currently serves as board director, secretary, treasurer for The Gilead Foundation, and also currently serves as audit committee chair for the Arc Research Institute. Between 2001 and 2015 Teri managed rapid global growth as the Senior Vice President of Tax for Allergan (NYSE: AGN), a multinational biopharmaceutical and medical aesthetics company with $7 billion in annual revenue, prior to the $70 billion acquisition of Allergan by Actavis in 2015. She also previously served as board director, chief financial officer of the Allergan Foundation and served as a board director for multiple Allergan subsidiaries in Ireland, Japan, and Bermuda.

In addition to her work as a senior finance executive with public companies, Teri has advised a variety of pharmaceutical start-ups, pre-IPO ventures, and privately held companies.

Teri is recognized as a global tax specialist and has taught advanced accounting and business taxation for MBA programs at Chapman University and Loyola Marymount University. She is a Certified Public Accountant. She earned her M.S. in Taxation from Golden Gate University in San Francisco and her B.A. in Business Economics from the University of California, Santa Barbara.

We believe Ms. Wielenga is qualified to serve as a member of Alliance’s board of directors based on her experience as a senior global finance executive and, her governance experience with public, private, and non-profit boards of directors.

Chris Nagelson. Chris Nagelson has served as a director of Alliance since February 2023. From February 2005 until August 2022, Mr. Nagelson was the Vice President, DMM for Walmart, Inc. in Bentonville, AR. During that period, he was responsible for providing the strategic direction for the department that delivered market share growth as well as supported the overall corporate strategy. Chris also identified and established key performance indicators to improve team efficiencies and sales strategies and led a broad, cross-functional team in strategic executive-level planning. From June 1997 to February 2005, Chris was the Divisional Merchandise Manager for American Eagle Outfitters, Inc., based in Pittsburgh, PA.

Mr. Nagelson received a Bachelor of Arts degree from the University of Arkansas, where he majored in advertising and public relations.

We believe Mr. Nagelson is qualified to serve as a member of Alliance’s board of directors based on his extensive experience as a senior executive at a global merchandise and sales corporation.

W. Tom Donaldson III. Tom Donaldson has served as a director of Alliance since the Business Combination and as a director of Adara from its inception in August 2020 until the Business Combination in August 2023. Mr. Donaldson founded and has been the Managing Partner of Blystone & Donaldson since October 2018, a Charlotte, NC-based investment firm that focuses on middle-market companies. From January 2016 to December 2018, Mr. Donaldson served as an executive at Investors Management Corporation where he focused on investment decisions, managing risk and developing relationships with companies of interest. From around September 2013 to December 2015, he served as a Partner of Morehead Capital Management, LLC before it was merged into Investors Management Corporation in January 2016. From around June 2003 to August 2013, he practiced law as an associate and then a Partner at McGuireWoods LLP where he represented private funds and their portfolio companies in corporate governance, structuring and financing transactions and operating businesses in a wide variety of industries. Mr. Donaldson received his Master of Business Administration degree and Juris Doctor degree from Villanova University. He earned his undergraduate degree in Political Science from North Carolina State University. We believe Mr. Donaldson is qualified to serve on our board of directors based on his breath and depth of experience in varied investment, financing and legal roles.

We believe Mr. Donaldson is qualified to serve as a member of Alliance’s board of directors based on his experience as managing investment firms, his role on public and private boards of directors as well as his experience in investing in operating companies.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Donaldson, Finke, and Nagelson and Ms. Wielenga are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq listing rules require that the compensation committee of a listed company be comprised solely of independent directors. Each of the audit committee, the compensation committee and the nominating committee may have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemptions under Rules 5605(c)(2)(B), 5605(d)(2)(B) and 5605(e)(3) of the Nasdaq listing rules.

Audit Committee

Ms. Wielenga and Messrs. Donaldson and Finke serve as members of our audit committee, and Ms. Wielenga chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, the audit committee is required to have at least three members, all of whom must be independent, except that the audit committee may have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(c)(2)(B) of the Nasdaq listing rules. Each member of the audit committee meets the independent director standard under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Wielenga qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	review adequacy and effectiveness of internal control policies and procedures, including establishing special audit procedures in response to any material control deficiencies;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction address any conflicts of interest;
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;
●	periodically review risk management policies;
●	review, approve and monitor code of ethics for senior officers.

Compensation Committee

Messrs. Donaldson, Finke and Nagelson. Serve as members of our compensation committee. Mr. Donaldson chairs our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, the compensation committee is required to have at least two members, all of whom must be independent, except that the compensation committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(d)(2)(B) of the Nasdaq listing rules.

We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Office’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
●	The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC and any national securities exchange on which the Company is listed.

Nominating Committee

Messrs. Finke, Donaldson and Chris Nagelson serve as members of the nominating committee. Mr. Finke serves as chair of the nominating committee. Under the Nasdaq listing standards, all of the directors on the nominating committee must be independent, except that the nominating committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(e)(3) of the Nasdaq listing rules.

The Nominating Committee Charter, which details the purpose and responsibilities of the nominating committee, includes:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter will also provide that the nominating committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors will consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to Closing our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. We have filed a copy of our Code of Ethics and our audit, compensation and nominating committee charters as exhibits to this annual report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

For the year ended December 31, 2022, Alliance’s named executive officers were Bruce Ogilvie, Executive Chairman, Jeffrey Walker, Chief Executive Officer, John Kutch, Chief Finance Officer, Paul Eibeler, Board Chairman, COKeM, and Bruce Means, President Distribution Solutions.

This section provides an overview of Alliance’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

2022 and 2021 Summary Compensation Table

The following table shows information regarding the compensation of Alliance’s named executive officers for services performed during the years ended December 31, 2022 and 2021.

Name and Position	Year	Salary	Bonus	All Other Compensation	Total Compensation
Bruce Ogilvie	2022	$800,000	—	$15,831	$815,831
Executive Chairman	2021	$800,000	—	$77,243	$877,243
Jeffrey Walker	2022	$800,000	—	$37,002	$837,002
Chief Executive Offer	2021	$800,000	—	$78,535	$878,535
John Kutch	2022	$275,000	$34,575	$10,415	$319,990
Chief Financial Officer	2021	$275,000	$68,750	$11,855	$355,605
Paul Eibeler	2022	$292,000	$21,900	$13,671	$327,571
Board Chairman, COKeM	2021	$292,000	$29,200	$14,572	$335,772
Bruce Means	2022	$335,000	$25,125	$13,670	$373,794
President, Distribution Solutions	2021	$335,000	$50,000	$14,570	$399,820

There were no outstanding equity awards at December 31, 2022.

Employment Agreements for Named Executive Officers

Overview; Salaries and Bonuses

On February 10, 2023, Bruce Ogilvie, Alliance’s Chairman, and Jeffrey Walker, Alliance’s Chief Executive Officer, entered into employment agreements for initial three-year terms, which will automatically renew thereafter for successive one-year terms. Following the Business Combination, the two Named Executive Officers are entitled to base salary and a target bonus of a certain percentage of his base salary as follows:

		Target
Name	Base Salary ($)	Bonus Percentage(%)
Bruce Ogilvie	800,000	100
Jeffrey Walker	800,000	100

Equity Incentive Plan Awards

In addition to the salaries and bonus targets set forth above, each of the two Named Executive Officers is eligible to participate in and receive awards under the 2023 Plan.

Benefits

Each of the two Named Executive Officers also has the right to receive or participate in all employee benefit programs and perquisites generally established by the Company from time to time for employees similarly situated to the Named Executive Officer, subject to the general eligibility requirements and other terms of such programs and perquisites, and subject to the Company’s right to amend, terminate or take other similar action with respect to any such programs and perquisites. Each also receives $2,000 per month for an automobile lease and be entitled to first class air travel where available.

Termination; Severance Benefits

Pursuant to their employment agreements, in the event of a termination of such Named Executive Officer’s employment for any reason, the executive would generally be entitled to receive earned but unpaid salary, accrued but unpaid annual bonus, any owed accrued expenses, as well as amounts payable under any benefit plans, programs or arrangements that such Named Executive Officer participates in or benefits therefrom. In the event that a Named Executive Officer’s employment is terminated due to his death, in addition to the foregoing, he would be entitled to a pro-rated portion of his annual bonus, as determined by the Board.

In the event that a Named Executive Officer’s employment is terminated either without “cause” (as defined in the applicable employment agreement) or by the Named Executive Officer for “good reason” (as defined in the applicable employment agreement), subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, such Named Executive Officer would be entitled to payment of an amount (i) equal to the executive’s base salary immediately prior to the termination date (or, if for “good reason” was attributable to the Company’s failure to pay the minimum amount of Base Salary provided herein, such minimum amount) for the period of time from the day after the Termination Date through the last day of the employment term or for a period of twelve (12) months, whichever is greater (the “Severance Period”); (ii) in addition to payment of any unpaid bonuses from a prior fiscal year, a pro-rata portion of the bonus based on the amount of days executive worked for the fiscal year in which the termination occurs, and (iii) payment for such Named Executive Officer’s insurance premiums incurred for participation in COBRA coverage pursuant group health plan through the earliest to occur of (A) the last day of the Severance Period, (B) the date the executive ceases to be eligible for COBRA or (C) such time as Executive is eligible for group health insurance benefits from another employer.

Provision of the severance benefits is conditioned on (i) the Named Executive Officer’s continued compliance in all material respects with executive’s continuing obligations to the Company, including, without limitation, the terms of the employment agreement that survive termination of executive’s employment with the Company, and (ii) the Named Executive Officer’s signing (without revoking if such right is provided under applicable law) a separation agreement and general release in a form of that provided to Executive by the Company on or about the termination date. The Named Executive Officer must so execute the separation agreement within 60 days following the termination date.

None of the named the executive officers would have entitled to any payments or benefits upon termination of employment if we terminated their employment without cause or the executive terminated his employment with good reason, in either case, within 12 months following a “change of control” of our Company that (by assumption) occurred on December 31, 2022

There were no outstanding equity awards at December 31, 2022.

2023 Director Compensation

Alliance currently has no formal arrangements under which directors receive compensation for their service on Alliance’s board of directors or its committees. However, we expect to implement a compensation program for our non-employee directors.

Equity Plans

Our board of directors adopted and approved the 2023 Omnibus Equity Incentive Plan (the “2023 Plan,”), which was subsequently adopted by Alliance’s stockholders. The 2023 Plan became effective on February 10, 2023 and is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The purpose of the 2023 Plan is to help us attract, motivate and retain such persons with awards designed for the U.S. market and thereby enhance shareholder value.

Grant of Awards; Shares Available for Awards. The 2023 Plan provides for the grant of awards which are distribution equivalent rights, incentive share options, non-qualified share options, performance shares, performance units, restricted common stock, restricted share units, share appreciation rights (“SARs”), tandem share appreciation rights, unrestricted common stock or any combination of the foregoing, to key management employees and non-employee directors of, and non-employee consultants of, Alliance or any of its subsidiaries (each a “participant”) (however, solely Alliance employees or employees of Alliance subsidiaries are eligible for awards which are incentive share options). We have reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2023 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2023 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2023 Plan during any calendar year is limited to a number of shares equal to three percent (3%) of the total number of shares of common stock of the d Company outstanding on the last day of the prior calendar year. Future new hires, non-employee directors and additional non-employee consultants are eligible to participate in the 2023 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Options. The term of each share option shall be as specified in the option agreement; provided, however, that except for share options which are incentive share options (“ISOs”), granted to an employee who owns or is deemed to own (by reason of the attribution rules applicable under Code Section 424(d)) more than 10% of the combined voting power of all classes of our common stock or the capital stock of our subsidiaries (a “ten percent shareholder”), no option shall be exercisable after the expiration of ten years from the date of its grant (five (5) years for an employee who is a ten percent shareholder).

The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. The Plan Committee or the board of directors shall determine the time or times at which or the circumstances under which a share option may be exercised in whole or in part, the time or times at which options shall cease to be or become exercisable following termination of the share option holder’s employment or upon other conditions, the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, and the methods by or forms in which common stock will be delivered or deemed to be delivered to participants who exercise share options.

Options which are ISOs shall comply in all respects with Section 422 of the Code. In the case of ISOs granted to a ten percent shareholder, the per share exercise price under such ISO (to the extent required by the Code at the time of grant) shall be no less than 110% of the fair market value of a share on the date such ISO is granted. ISOs may only be granted to employees of Alliance n or one of its subsidiaries. In addition, the aggregate fair market value of the shares subject to an ISO (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. And Option which specifies that it is not intended to qualify as ISOs or any Option that fails to meet the requirement of an ISO at any point in time will automatically be treated as a nonqualified option (“NQSO”) under the terms of the Plan.

Restricted Share Awards. A restricted share award is a grant or sale of common stock to the participant, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Plan Committee or the board of directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Plan Committee or the board of directors may determine at the date of grant or purchase or thereafter. Except to the extent restricted under the terms of the 2023 Plan and any agreement relating to the restricted share award, a participant who is granted or has purchased restricted shares shall have all of the rights of a shareholder, including the right to vote the restricted shares and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Plan Committee or the Board of Directors or in the award agreement). During the restricted period applicable to the restricted shares, subject to certain exceptions, the restricted shares may not be sold, transferred, pledged, hypothecated, or otherwise disposed of by the participant.

Unrestricted Share Awards. An unrestricted share award is the award of common stock which are not subject to transfer restrictions. Pursuant to the terms of the applicable unrestricted share award agreement, a holder may be awarded (or sold) common stock which are not subject to transfer restrictions, in consideration for past services rendered thereby to us or an affiliate or for other valid consideration.

Restricted Share Unit Awards. A restricted share unit award provides for a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The Plan Committee shall set forth in the applicable restricted share unit award agreement the individual service-based or performance-based vesting requirement which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the Holder. The vesting restrictions under any restricted share unit award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a restricted share unit shall be entitled to receive a cash payment equal to the fair market value of a share, or one (1) share, as determined in the sole discretion of the Plan Committee and as set forth in the restricted share unit award agreement, for each restricted share unit subject to such restricted share unit award, if and to the extent the applicable vesting requirement is satisfied. Such payment shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted share unit first becomes vested.

Performance Unit Awards. A performance unit award provides for a cash payment to be made to the holder upon the satisfaction of predetermined individual and/or Alliance performance goals or objectives, based on the number of units awarded to the holder. The Plan Committee shall set forth in the applicable performance unit award agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the holder and/or Alliance would be required to satisfy before the holder would become entitled to payment, the number of units awarded to the holder and the dollar value assigned to each such unit. The vesting restrictions under any performance under award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a performance unit shall be entitled to receive a cash payment equal to the dollar value assigned to such unit under the applicable performance unit award agreement if the holder and/or Alliance satisfy (or partially satisfy, if applicable under the applicable performance unit award agreement) the performance goals and objectives set forth in such performance unit award agreement. If achieved, such payment shall be made no later than by the 15th day of the third calendar month next following the end of Alliance’s fiscal year to which such performance goals and objectives relate.

Performance Share Awards. A performance share award provides for distribution of common stock to the holder upon the satisfaction of predetermined individual and/or Alliance goals or objectives. The Plan Committee shall set forth in the applicable performance share award agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the holder and/or Alliance would be required to satisfy before the holder would become entitled to the receipt of common stock pursuant to such holder’s performance share award and the number of shares of common stock subject to such performance share award. The vesting restrictions under any performance under award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code and, if such goals and objectives are achieved, the distribution of such common stock shall be made no later than by the 15th day of the 3rd calendar month next following the end of our fiscal year to which such goals and objectives relate. At the time of such award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a performance share award shall have no rights as an Alliance shareholder until such time, if any, as the holder actually receives common stock pursuant to the performance share award.

Distribution Equivalent Rights. A distribution equivalent right entitles the holder to receive bookkeeping credits, cash payment and/or share distributions equal in amount to the distributions that would be made to the holder had the holder held a specified number of common stock during the period the holder held the distribution equivalent rights. The Plan Committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional common stock or is to be entitled to choose among such alternatives. Such receipt shall be subject to a “substantial risk of forfeiture” under Section 409A of the Code and, if such award becomes vested, the distribution of such cash or common stock shall be made no later than by the 15th day of the third calendar month next following the end of the Company’s fiscal year in which the holder’s interest in the award vests. Distribution equivalent rights awards may be settled in cash or in common stock, as set forth in the applicable distribution equivalent rights award agreement. A distribution equivalent rights award may, but need not be, awarded in tandem with another award other than an Option or SAR award, whereby, if so awarded, such distribution equivalent rights award shall terminate or be forfeited by the holder, as applicable, under the same conditions as under such other award. The distribution equivalent rights award agreement for a distribution equivalent rights award may provide for the crediting of interest on a distribution rights award to be settled in cash at a future date (but in no event later than by the 15th day of the third calendar month next following the end of the Company’s fiscal year in which such interest was credited), at a rate set forth in the applicable distribution equivalent rights award agreement, on the amount of cash payable thereunder.

Share Appreciation Rights. A SAR provides the participant to whom it is granted the right to receive, upon its exercise, the excess of (A) the fair market value of the number of shares of common stock subject to the SAR on the date of exercise, over (B) the product of the number of shares of common stock subject to the SAR multiplied by the base value under the SAR, as determined by the Plan Committee or the board of directors. The base value of a SAR shall not be less than the fair market value of a share on the date of grant. If the Plan Committee grants a share appreciation right which is intended to be a tandem SAR, additional restrictions apply.

Amendment and Termination. The 2023 Plan shall continue in effect, unless sooner terminated pursuant to its terms, until February 10, 2033, the tenth anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date).

As of March 29, 2023, no awards have been granted under the 2023 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information included in under the heading “Equity Plans” in Item 12 of Part III of this annual report is hereby incorporated by reference into this Item 12 of Part II of this annual report.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership percentages set forth in the table below is based on 49,167,170 shares of Class A common stock issued and outstanding as of March 29, 2023.

	Number of Shares of
Name of Beneficial	Class A Common Stock	Percentage of Outstanding Class
Owner(1)	Beneficially Owned	A Common Stock
Bruce Ogilvie (2)(3)	23,750,000	48.3%
Jeffrey Walker(2)	22,852,778	46.5%
Thomas Finke(4)	875,051	1.8%
W. Tom Donaldson III(5)	2,410,062	4.7%
Paul Eibeler	—	—
Terilea J. Wielenga	—	—
Chris Nagelson	—	—
John Kutch	—	—
Directors and executive officers as a group (8 individuals)	49,887.901	97%

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of Alliance is c/o Alliance Entertainment Holding Corporation, 8201 Peters Road, Suite 1000, Plantation, Florida 33324.
(2)	Excludes Class E common stock.
(3)

15,195,975 of such shares are beneficially owned by the Bruce Ogilvie, Jr. Trust dated January 20, 1994, having Mr. Bruce Ogilvie, Jr. as trustee, and 8,554,025 of such shares are beneficially owned by the Ogilvie Legacy Trust dated September 14, 2021, which has Mr. Ogilvie’s two adult children as trustees. Mr. Ogilvie disclaims individual ownership of such shares except to his individual pecuniary interest in such trusts.

(4)

Includes 637,333 shares issuable upon exercise of private warrants. 323,864 of the listed shares, including 250,000 shares issuable upon exercise of private warrants, are held directly by the Thomas M. Finke Family Trust dtd 12/14/2012, of which Mr. Finke’s spouse is the trustee and Mr. Finke’s spouse and children are the beneficiaries. Mr. Finke disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)

such shares are held directly by B&D Series 2020, LLC, of which Mr. Donaldson is the manager. Mr. Donaldson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 1,837,335 shares issuable upon exercise of private warrants.

Item 13. Certain Relationships and Related Transactions.

Adara Related Party Transactions

Initial Stockholder Shares

In August 2020, Adara issued an aggregate of 2,875,000 Initial Stockholder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. The Initial Stockholder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. In connection with the Business Combination the Adara Initial Stockholders forfeited 1,375,000 of these shares.

Sponsor Service Agreement

From February 8, 2021 through May 2022, we paid an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support.

Adara Insider Agreements and Lock-Up Agreements

In connection with the Business Combination the Adara Initial Stockholders forfeited 1,375,000 of these shares. In addition, upon the closing of the Business Combination, the Adara Initial Stockholders and certain stockholders of Alliance will also agree, subject to certain exceptions, not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, the 1,500,000 shares of Class A common stock held by them upon the closing of the Business Combination (the “Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). The lock-up period terminates on August 11, 2023.

Registration Rights Agreement

The holders of the Initial Stockholder Shares and private warrants (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement that was signed on February 8, 2021. This agreement provided that these holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders were granted “piggy-back” registration rights to include their securities in other registration statements filed by us.

In connection with the closing of the Business combination, the Adara Initial Stockholders and the Legacy Alliance stockholders enter ed into the Registration Rights Agreement which amended and restated the existing registration rights agreement. Pursuant to the Registration Rights Agreement, Alliance that, no later than 30 calendar days after the closing of the Business Combination Alliance will file with the SEC (at Alliance’s sole cost and expense) the resale registration statement, and Alliance shall use commercially reasonable efforts to have the resale registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 120th calendar day if the SEC notifies Alliance that it will “review” the resale registration statement) following the closing of the Business Combination and (ii) the tenth business day after the date Alliance is notified (orally or in writing, whichever is earlier) by the SEC that the resale registration statement will not be “reviewed” or will not be subject to further review. In certain circumstances, the Adara Initial Stockholders and the Legacy Alliance stockholders may each demand up to two registrations, which may be underwritten offerings, and all of the registration rights Holders will be entitled to piggyback registration rights.

Private Warrants

Simultaneously with the IPO, the Sponsor purchased an aggregate of 4,120,000 private warrants at a price of $1.00 per private warrant ($4,120,000 in the aggregate) in a private placement. Each private warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The private warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Promissory Note and Affiliate Loans

Prior to the closing of the IPO, the Sponsor loaned us an aggregate of $600,000, which was used to fund a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds.

On June 22, 2022, each of Blystone & Donaldson, LLC, an affiliate of W. Tom Donaldson III, a director of Adara prior to the Business Combination and a director of Alliance, and Thomas Finke, Chief Executive Officer and a director of Adara, prior to the Business Combination and a director of Alliance agreed to loan us up to $250,000 to fund operating expenses, including expenses related to the Business Combination pursuant to promissory notes. The promissory notes are deemed payable upon the earlier of the closing of the Business Combination and February 11, 2023 and are non-interest bearing. At the closing, the amounts outstanding under the promissory notes were $250,000 to Blystone & Donaldson, LLC. And $221,598.83. In addition, Adara had an additional payable of $53,710.49 owed to Blystone & Donaldson, LLC for advances of expenses paid on Adara’s behalf. Blystone & Donaldson, LLC and Mr. Donaldson agreed to convert the amounts owed to them into payables and that such amounts would be payable after certain other payables assumed by Alliance in connection with the Business Combination.

Sponsor Support Agreement

On June 22, 2022, Adara, Legacy Alliance and the Adara Initial Stockholders entered into the Sponsor Support Agreement pursuant to which the Adara Initial Stockholders agreed to vote all of their Initial Stockholder Shares and shares of Class A common stock in favor of the approval and adoption of the Business Combination and related matters subject to a stockholder vote at the stockholder meeting at which the Business Combination proposal was voted upon by the Adara stockholders.

Payment to Adara’s Chief Financial Officer

Adara paid to $50,000 to Paul Porter, its Chief Financial Officer prior to the Business Combination, for acquisition related services provided by him in 2021.

Adara Indemnification Agreements

In connection with the IPO, Adara entered into agreements with its officers and directors to provide contractual indemnification in addition to the indemnification provided for in its certificate of incorporation. Adara also purchased a policy of directors’ and officers’

liability insurance that insures its officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures Adara against its obligations to indemnify its officers and directors.

Alliance Related Party Transactions

Captive Insurance Policies

Bruce Ogilvie, Executive Chairman and a principal stockholder of Alliance, and Jeff Walker, Chief executive Office, a director and a principal stockholder of Alliance, established two insurance companies; Guard Yourself Insurance Company, Ltd. and Super O Insurance Company, Ltd., replaced effective April 1, 2018, with the current new insurance companies, Airlie Protection Ins. Co., Inc. and Protection for You Ins. Co., Inc. These insurance companies additionally insure the general assets, liabilities and claims of Alliance through March 30, 2022, and were not renewed for future periods. The entities are known as captive insurance companies. New policies covered the period of March 31, 2021, to March 30, 2022, and incurred an annual expense of $2.4 million. Premium payments are allowed based on the Loan Agreement dated February 21, 2017. The Company is not a guarantor and does not have exposure in the event of a loss. Total captive policy expense for the years ended June 30, 2022, 2021, and 2020 was $1.6 million, $2.2 million, and $2.7 million, respectively. Total claims filed for the years ended June 30, 2022, 2021, and 2020 was $1.2 million, $1.5 million, and $1.3 million respectively. June 30, 2022, and 2021, receivables from the captive insurance companies were $0 million (due to non-renewal) and $1.5 million, respectively, which are included in related party receivables on the consolidated balance sheets.

Interest-Charge Domestic International Sales Corporation (IC-DISC)

The Company has an affiliate, My Worldwide Market Place, Inc. which is an IC-DISC and was established February 12, 2013. The IC-DISC is owned by the Company Stockholders. Effective December 31, 2022, IC-DISC was discontinued as a result there will be no future accruals or commissions paid out.

The IC-DISC is organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $2.8 million and $6.3 million for the six months ended December 31, 2022, and 2021 respectively. Determined under formulas and rules defined in the law and regulations of the US tax code. Under these regulations, the commission is deductible by the Company and results in a specified profit to the IC-DISC. This net profit is not subject to Federal income tax. The IC-DISC distributes the profit to its Stockholders, who are taxed on the income as a dividend. For twelve months ended December 31, 2022, the owners of the IC-DISC elected to forgive the distribution. The commission was not paid out but rolled into Equity of Alliance Entertainment.

GameFly Holdings, LLC

During the years ended June 30, 2022, 2021 and 2020, Alliance has made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $7.1 million, $5.3 million, and $2.5 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts that GameFly paid for New Release, movies, video games, and video game consoles are at fair market value. GameFly does fulfillment services of fast selling new releases by providing 3PL services at market rates. The agreement between Alliance and GameFly can be terminated by either party at any time. GameFly is free to purchase from any competitor of Alliance.

MVP Logistics, LLC

During the six months ended December 31, 2022, and 2021 Alliance incurred costs with MVP Logistics, LLC, in the amount of $5.4 million, and $7.8 million, respectively, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Redlands, California and South Gates, California distribution facilities.

During the years ended June 30, 2022, and 2021, Alliance incurred costs with MVP Logistics, LLC, in the amount of $13.0 million, and $3.0 million, respectively, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Redlands, California and South Gates, California distribution facilities. MVP Logistics is an independent contractor, which is 33.3% owned by Joe Rehak, the SVP of Operations of COKeM International Limited, which was acquired by Alliance in September 2020, and the remaining 66.6% by unaffiliated third parties. Alliance believes the amounts payable to MVP Logistics are at fair market value. The MVP 3PL Logistics agreement for Redlands and Southgate, California is for a one-year term ending March 10, 2023, with one-year automatic renewals unless cancelled by either party.

Policies and Procedures for Related Person Transactions

Our board of directors adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Donaldson, Finke, and Nagelson and Ms. Wielenga are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm until it was dismissed effective following the completion of the audit of Adara’s financial statements for the fiscal year ended December 31, 2022, which consisted only of the accounts of the pre-Business Combination special purpose acquisition company, Adara. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were $135,889 and $103,515, respectively, for the services Withum performed in connection with our IPO and the audit of our December 31, 2022 and 2021 financial statements.

Audit-Related Fees. For the years ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm for the preparation of our corporate tax returns were $8,100 and $7,725, respectively.

All Other Fees. For the years ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

As part of this annual report, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits:

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

2.1**	Business Combination Agreement, dated as of June 22, 2022, by and among Adara, Merger Sub and Alliance.	Form 8-K	001-40014	2.1	June 23, 2022

3.1	Second Amended and Restated Certificate of Incorporation	Form 8-K	001-40014	3.4	February 13, 2023

3.2	Amended and Restated Bylaws	Form 8-K	001-40014	3.5	February 13, 2023

4.1	Specimen Class A Common Stock Certificate	Form S-4	333-266098	4.5	October 18, 2022

4.2	Specimen Warrant Certificate	Form S-4	333-266098	4.6	October 18, 2022

4.3	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40014	4.1	February 11, 2021

10.1	Form of Lock-Up Agreement (included in Exhibit 2.1).	Form 8-K	001-40014	2.1	June 23, 2022

10.2*†	Alliance Entertainment Holding Corporation 2022 Equity Incentive Plan.

10.3	Form of Indemnity Agreement	Form S-4	333-266098	10.11	October 18, 2022

10.4	Loan and Security Agreement, dated as of February 21, 2017, by and among Alliance Entertainment	Form S-4	333-266098	10.12	October 18, 2022

Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC and Directtou, LLC, as Borrowers, Bank of America, N.A., as Agent and Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner

10.5	Amendment Number Nine to Loan and Security Agreement, dated as of January 24, 2022, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, Aeris Marketing, LLC and CokeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form S-4	333-266098	10.13	October 18, 2022

10.6	Amendment Number Ten to Loan and Security Agreement, dated as of May 4, 2022, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, Aeris Marketing, LLC and CokeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form S-4	333-266098	10.14	October 18, 2022

10.7	Amendment Number Eleven to Loan and Security Agreement, dated as of June 30, 2022, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, and CokeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form S-4	333-266098	10.15	October 18, 2022

10.8	Lease Agreement, dated as of August 18, 2017, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.16	October 18, 2022

10.9	First Amendment to Lease, dated as of January 22, 2018, by and among Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.17	October 18, 2022

10.10	Multi-Tenant Industrial Triple Net Lease, dated as of December 14, 2007, by and between Cedar Grove - Crossdock, LLC and Alliance Entertainment, LLC	Form S-4	333-266098	10.18	October 18, 2022

10.11	First Amendment to Lease Agreement, dated as of January 18, 2013, by and between KTR LOU I LLC and Alliance Entertainment, LLC	Form S-4	333-266098	10.19	October 18, 2022

10.12	Second Amendment to Lease Agreement, dated as of August 1, 2014, by and between KTR LOU I LLC and Alliance Entertainment, LLC	Form S-4	333-266098	10.20	October 18, 2022

10.13	Guaranty Agreement, dated as of November 9, 2012, by and between Project Panther Acquisition Corporation and KTR LOU I LLC	Form S-4	333-266098	10.21	October 18, 2022

10.14	Office Lease, dated as of January 7, 2011, by and between French Overseas Company, LLC and Alliance Entertainment, LLC	Form S-4	333-266098	10.22	October 18, 2022

10.15	First Amendment to Lease, dated as of January 31, 2012, by and between French Overseas Company, LLC and Alliance Entertainment, LLC	Form S-4	333-266098	10.23	October 18, 2022

10.16	Second Amendment to Lease, dated August 2016, by and between French Overseas Company, LLC and Alliance Entertainment, LLC	Form S-4	333-266098	10.24	October 18, 2022

10.17	Standard Industrial Lease, dated as of August 12, 2020, by and between SCRS Valley Park Business Center, LLC and COKeM International, Ltd.	Form S-4	333-266098	10.25	October 18, 2022

10.18	Second Amendment to Lease, dated as of June 26, 2020, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.26	October 18, 2022

10.19 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Bruce Ogilvie	Form S-4	333-266098	10.27	October 18, 2022

10.20 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Jeffrey Walker	Form S-4	333-266098	10.28	October 18, 2022

10.21	Contingent Consideration Escrow Agreement by and among the Combined Company, Bruce Ogilvie and Continental Stock Transfer and Trust Company dated February 10, 2023	Form 8-K	001-40014	10.29	February 13, 2023

14*	Code of Ethics

16	Letter from WithumSmith+Brown PC to the U.S. Securities and Exchange Commission dated February 10, 2023.	Form 8-K	001-40014	16.1	February 13, 2023

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter of Alliance Entertainment Holding Corporation	Form 8-K	001-40014	99.3	February 10, 2023

99.2	Compensation Committee Charter of Alliance Entertainment Holding Corporation	Form 8-K	001-40014	99.4	February 10, 2023

99.3	Nominating and Corporate Governance Committee Charter of Alliance Entertainment Holding Corporation	Form 8-K	001-40014	99.5	February 10, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 30th day of March, 2023.

Alliance Entertainment Holding Corporation

By:

/s/ Jeffrey Walker
Name:	Jeffrey Walker
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey Walker	Chief Executive Officer and Director	March 30, 2023
Jeffrey Walker	(Principal Executive Officer)

/s/ Bruce Ogilvie	Executive Chairman of the Board of Directors	March 30, 2023
Bruce Ogilvie

/s/ John Kutch	Chief Financial Officer	March 30, 2023
John Kutch	(Principal Financial and Accounting Officer)

/s/ W. Tom Donaldson III	Director	March 30, 2023
W. Tom Donaldson III

/s/ Thomas Finke	Director	March 30, 2023
Thomas Finke

/s/ Paul Eibeler	Director	March 30, 2023
Paul Eibeler

/s/ Chris Nagelson	Director	March 30, 2023
Chris Nagelson

/s/ Terilea J. Wielenga	Director	March 30, 2023
Terilea J. Wielenga

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alliance Entertainment Holding Corp. (F/K/A Adara Acquisition Corp.)

Opinion on the financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Entertainment Holding Corp. (F/K/A Adara Acquisition Corp.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2023

PCAOB ID Number 100

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$17,956	$724,410
Prepaid expenses	2,500	199,166
Total Current Assets	20,456	923,576
Marketable securities held in Trust Account	117,809,450	116,160,281
TOTAL ASSETS	$117,829,906	$117,083,857
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,642,990	$440,245
Income taxes payable	264,485	—
Advance from related party	30,582
Promissory note	471,599	—
Total Current Liabilities	2,409,656	440,245
Warrant Liabilities	693,900	4,860,800
TOTAL LIABILITIES	3,103,556	5,301,045
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.19 and $10.10 redemption value at December 31, 2022 and 2021, respectively	117,140,715	116,150,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021 (excluding 11,500,000 shares)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at December 31, 2022 and 2021	288	288
Additional paid-in capital	—	—
Accumulated deficit	(2,414,653)	(4,367,476)
Total Stockholders’ Deficit	(2,414,365)	(4,367,188)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$117,829,906	$117,083,857

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Operating and formation costs	$2,608,046	$976,831
Loss from operations	(2,608,046)	(976,831)
Other income (expense):
Interest earned on marketable securities held in Trust Account	1,649,169	10,281
Transaction costs incurred in connection with IPO	—	(86,544)
Change in fair value of warrants liabilities	4,166,900	4,297,300
Other income (expenses), net	5,816,069	4,221,037
Income before provision for income taxes	3,208,023	3,244,206
Provision for income taxes	(264,485)	—
Net income	$2,943,538	$3,244,206
Weighted average shares outstanding of Class A common stock	11,500,000	10,208,219
Basic income per share, Class A common stock	$0.20	$0.25
Weighted average shares outstanding of Class B common stock	2,875,000	2,831,849
Basic net income per share, Class B common stock	$0.20	$0.25
Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000
Diluted net income per share, Class B common stock	$0.20	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	2,875,000	$288	$24,712	$(5,476)	$19,524
Accretion for Class A common stock to redemption amount	—	—	(313,212)	(7,606,206)	(7,919,418)
Cash paid in excess of fair value of private warrants	—	—	288,400	—	288,400
Issuance of Representative Warrants	—	—	100	—	100
Net income	—	—	—	3,244,206	3,244,206
Balance – December 31, 2021	2,875,000	288	—	(4,367,476)	(4,367,188)
Accretion for Class A common stock to redemption amount	—	—	—	(990,715)	(990,715)
Net income	—	—	—	2,943,538	2,943,538
Balance – December 31, 2022	2,875,000	$288	$—	$(2,414,653)	$(2,414,365)

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,943,538	$3,244,206
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,166,900)	(4,297,300)
Transaction costs incurred in connection with IPO	—	86,544
Interest earned on marketable securities held in Trust Account	(1,649,169)	(10,281)
Changes in operating assets and liabilities:
Prepaid expenses	196,666	200,834
Income taxes payable	264,485	—
Accrued expenses	1,202,745	435,363
Net cash used in operating activities	(1,208,635)	(340,634)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Net cash used in investing activities	—	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	114,000,000
Proceeds from sale of Private Placements Warrants	—	4,120,000
Proceeds from sale of Unit Purchase Option	—	100
Proceeds from Advances from related party	30,582
Proceeds from promissory note	471,599	—
Repayment of promissory note – related party	—	(600,000)
Payment of offering costs	—	(407,352)
Net cash provided by financing activities	502,181	117,112,748
Net Change in Cash	(706,454)	622,114
Cash – Beginning of year	724,410	102,296
Cash – End of year	$17,956	$724,410

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Adara Acquisition Corp. (now known as Alliance Entertainment Holding Corp.) (the “Company” or “Alliance”) was incorporated in Delaware on August 5, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

Business Combination

On February 10, 2023 (the “Closing Date”), Alliance, Adara Acquisition Corp., a Delaware corporation (“Adara”), and Adara Merger Sub, Inc., a Delaware corporation (“Merger Sub”), consummated the closing of the transactions (the “Closing“) contemplated by the Business Combination Agreement, dated June 22, 2022, by and among Alliance, Adara and Merger Sub (the “Business Combination Agreement”), following their approval at a special meeting of the stockholders of Adara held on January 18, 2023 (the “Special Meeting”).

Business Prior to the Business Combination

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). On June 22, 2022, the Company, Adara Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Alliance Entertainment Holding Corporation (“Alliance”) entered into a Business Combination Agreement (“BCA”) related to a proposed Business Combination.

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

Transaction costs amounted to $1,529,462, consisting of $1,000,000 in cash underwriting fees, net of reimbursement, and $529,462 of other offering costs.

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

On February 10, 2023, Alliance, Adara, and Merger Sub, consummated the closing of the transactions contemplated by the Business Combination Agreement, dated June 22, 2022, following their approval at a special meeting of the stockholders of Adara held on January 18, 2023.

Following the consummation of the Merger on the Closing Date, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation.

In connection with the Special Meeting and the Business Combination, holders of 11,332,830 shares of Adara Class A common stock, par value $0.0001 per share (“Adara Common Stock”), or 99.1% of the shares with redemption rights, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $116,581,703. After giving effect to the redemption of public shares, there are currently 167,170 shares of the Company’s Class A common stock issued outstanding and there was $1,719,690.75 remaining balance in the trust count. The remaining amount in the trust account was used to fund the Business Combination.

Conversion and Exchange of Equity in the Business Combination

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination, Adara issued (i) 47,500,000 shares of Class A common stock of Adara (“Company Common Stock”) to holders of common stock of Alliance (“Alliance Common Stock”) and (ii) 60,000,000 shares of Class E Common stock of Adara (“Company Class E Common Stock”) to the Alliance Stockholders were placed in an escrow account to be released to the Alliance stockholders and converted into Company Common Stock upon the occurrence of certain Triggering Events and Merger Sub will merge with and into Alliance, with Alliance surviving the merger and becoming a wholly owned direct subsidiary of Adara.

Liquidity Capital Resources and Going Concern

As of December 31, 2022, the Company had cash of $17,956 not held in the Trust Account and available for working capital purposes and working capital deficit of $1,720,465. As of December 31, 2022, liquidity concerns were present. On February 10, 2023, the Company closed its Business Combination with Alliance Entertainment Holding Corporation which historically has not presented a going concern issue. Accordingly, as a result of the merger, the going concern has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The warrants liabilities are the Company’s most significant estimate. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,442,918 were charged to stockholders’ deficit upon the completion of the Initial Public Offering, and $86,544 of the offering costs was related to the warrant liabilities and charged to the consolidated statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

At December 31, 2022 and 2021, the Class A common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,290,000)
Class A common stock issuance at cost	(1,479,418)
Plus:
Accretion of carrying value to redemption value	7,919,418
Class A common stock subject to possible redemption, December 31, 2021	116,150,000
Plus:
Accretion of carrying value to redemption value	990,715
Class A common stock subject to possible redemption, December 31, 2022	$117,140,715

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Private Warrants, Public Warrants, and the Representative Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public and the Private Warrants as of each relevant date. The Representative Warrants used the binomial lattice model as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. ASC 740- 270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 8.24% and 0.00% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,870,000 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$2,354,830	$588,708	$2,539,677	$704,529
Denominator:
Basic weighted average shares outstanding	11,500,000	2,875,000	10,208,219	2,831,849
Basic net income per common share	$0.20	$0.20	$0.25	$0.25

	Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,354,830	$588,708	$2,539,677	$704,529
Denominator:
Basic weighted average shares outstanding	11,500,000	2,875,000	10,208,219	2,875,000
Basic net income per common share	$0.20	$0.20	$0.25	$0.25

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,120,000 Placement Warrants at a price of $1.00 per Placement Warrant, for an aggregate purchase price of $4,120,000 from the Company in a private placement. Each Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

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

Advances from Related Party

As of December 31, 2022, Blystone & Donaldson, LLC advanced the Company $30,582.

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

On June 22, 2022, Blystone & Donaldson, LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the BCA or (ii) February 11, 2023. As December 31, 2022, $250,000 was outstanding under the Promissory Note.

On June 22, 2022, Thomas Finke, LLC issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) closing of the Merger as described in the Business Combination Agreement (“BCA”) dated as of June 22, 2022 by and among Thomas Finke, the Company, and Adara Merger Sub Inc. and Alliance Entertainment Holding Corporation as defined therein or (ii) February 11, 2023. As December 31, 2022, $221,599 was outstanding under the Promissory Note.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreements

The Company entered into an agreement, commencing on February 11, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Adara Sponsor LLC, a total of $10,000 per month for office space and administrative support services. The agreement was terminated with Adara Sponsor LLC, when they moved out of the office space on June 2022. For the years ended December 31, 2022 and 2021, the Company incurred and paid $50,000 and $105,000 in fees for these services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Inflation Reduction Act of 2022

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Registration Rights

Pursuant to a registration rights agreement entered into on February 8, 2021, the holders of the Founder Shares, Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Agreement

On February 10, 2023, Alliance, Adara, and Merger Sub, consummated the closing of the transactions contemplated by the Business Combination Agreement, dated June 22, 2022, by and among Alliance, Adara and Merger Sub, following their approval at a special meeting of the stockholders of Adara held on January 18, 2023.

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

At the Effective Time, by virtue of the Merger and without any action on the part of Adara, Merger Sub, Alliance or the holders of any of Alliance’s securities:

●

Each share of Alliance common stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive the number of shares of the Company surviving the Business Combination (the “Combined Company Common Stock”) equal to the Exchange Ratio and

●

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

Upon the occurrence of a triggering event, the Contingent Consideration Shares released from the escrow shall automatically convert into an equal number of shares of Combined Company Common Stock.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 11,500,000 of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8. WARRANT LIABILITIES

Warrants — At December 31, 2022 and 2021, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants and 50,000 Representatives Warrants issued and outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	Years Ended December
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$39,841
Start-up/organization expenses	686,083	181,309
Total deferred tax assets	686,083	221,150
Valuation allowance	(686,083)	(221,150)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December
	2022	2021
Federal
Current	$264,485	$—
Deferred	(464,933)	(221,150)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	464,933	221,150
Income tax provision	$264,485	$—

As of December 31, 2022 and 2021, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $464,933 and $221,150, respectively.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax liability change in rate	0.0%	0.0%
Change in fair value of warrant liabilities	(27.3)%	(27.8)%
Change in valuation allowance	14.5%	6.8%
Income tax provision	8.2%	—%

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities and

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

At December 31, 2022, marketable securities held in the Trust Account were comprised of $117,809,450 in money market funds which are invested primarily in U.S. Treasury Securities.

At December 31, 2021, marketable securities held in the Trust Account were comprised of $116,160,281 in money market funds which are invested primarily in U.S. Treasury Securities.

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable Securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$117,809,450	$116,160,281
Liabilities:
Warrant Liabilities – Public Warrants	1	$402,500	$2,817,500
Warrant Liabilities – Private Placement Warrants	2	284,900	1,994,300
Warrant Liabilities – Representative Warrants	3	6,500	49,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying December 31, 2022 and 2021 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Company utilizes a lattice model, specifically a binomial lattice model, to value the Representative Warrants at each reporting period, with changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the representative warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model. As of December 31, 2022 and 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the consolidated balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. As of December 31, 2022 and 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the fair value hierarchy table above.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 11, 2021			December 31,	December 31,
	(Initial Measurement)			2021	2022
	Public	Private	Representative	Representative	Representative
Input	Warrants	Warrants	Warrants	Warrants	Warrants
Market price of public stock	$9.54	$9.54	$9.54	$9.79	$10.18
Term (in years)	5.00	5.00	5.00	5.00	5.00
Volatility	17.1%	17.1%	17.1%	10.9%	1.8%
Risk-free rate	0.52%	0.52%	0.36%	1.18%	4.25%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Effective expiration date	6/26/26	6/26/26	5/11/25	6/23/26	8/09/25
One-touch hurdle	$18.15	$—	$—	$—	$—

ALLIANCE ENTERTAINMENT HOLDING CORP.

(F/K/A ADARA ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following tables presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Representative	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—	$—
Initial measurement on February 11, 2021	3,785,100	5,290,000	36,500	9,111,600
Change in valuation inputs or other assumptions	(1,587,300)	(1,437,500)	12,500	(3,012,300)
Transfer to Level 1	—	(3,852,500)	—	(3,852,500)
Transfer to Level 2	(2,197,800)	—	—	(2,197,800)
Fair value as of December 31, 2021	$—	$—	$49,000	$49,000

	Representative	Warrant Liabilities

Fair value as of January 1, 2022	$49,000	$49,000
Change in fair value	(42,500)	(42,500)
Fair value as of December 31, 2022	$6,500	$6,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 during the year ended December 31, 2021 was $3,852,500. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2021 was $2,197,800. There were no transfers from Level 3 to Level 1 or Level 2 during the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheets date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than what is disclosed below.

On February 10, 2023, the Company completed its Business Combination with Alliance Entertainment Holding Corp, which is described in Note 6 above.