Form 10-Q
period 2023-03-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2023-05-22
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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
(Address of principal executive offices)

(954) -255-4000
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AENT	OTC Pink Open Market
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	AENTW	OTC Pink Open Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 22, 2023, there were 49,167,170 shares of Class A common stock, $0.0001 par value, issued and outstanding.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands) except share information	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,034	$1,469
Trade Receivables, Net	79,444	98,699
Related Party Receivable	—	245
Inventory, Net	163,057	249,439
Other Current Assets	7,852	9,128
Total Current Assets	251,387	358,980
Property and Equipment, Net	11,266	3,284
Operating Lease Right-Of-Use Assets	7,493	8,360
Goodwill	87,151	79,903
Intangibles, Net	24,754	18,764
Other Long-Term Assets	270	3,748
Deferred Tax Asset, Net	5,904	—
Total Assets	$388,225	$473,039
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$149,780	$198,187
Accrued Expenses	9,805	11,573
Current Portion of Operating Lease Obligations	3,740	4,453
Current Portion of Finance Lease Obligations	2,404	—
Revolving Credit Facility, Net	127,343	135,968
Promissory Note	472	—
Income Taxes Payable	—	418
Total Current Liabilities	293,544	350,599
Warrants	205	—
Finance Lease Obligation, Non- Current	5,909	3,377
Operating Lease Obligations, Non-Current	4,608	4,864
Deferred Tax Liability	—	5,271
Total Liabilities	304,266	364,111
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred Stock Par Value $0.0001 per share, Authorized 1,000,000 shares, 0 shares Issued and Outstanding	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at March 31, 2023, and 100,000,000 at June 30, 2022; Issued and Outstanding 49,167,170 Shares as of March 31, 2023, and 47,500,000 at June 30, 2022	5	5
Paid In Capital	44,326	39,995
Treasury Stock	—	(2,674)
Accumulated Other Comprehensive Loss	(66)	(66)
Retained Earnings	39,694	71,668
Total Stockholders' Equity	83,959	108,928
Total Liabilities and Stockholders' Equity	$388,225	$473,039

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands except share and per share amounts)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net Revenues	$227,728	$320,412	$911,590	$1,152,198
Cost of Revenues (excluding depreciation and amortization)	200,402	280,274	837,897	998,304
Operating Expenses
Distribution and Fulfillment Expense	14,923	15,755	50,153	48,961
Selling, General and Administrative Expense	14,783	14,754	44,559	44,364
Depreciation and Amortization	1,679	1,957	4,845	6,330
Transaction Costs	3,348	31	4,355	(251)
IC DISC Commissions	—	1,751	2,833	8,014
Loss on Disposal of Fixed Assets	—	—	(3)	—
Total Operating Expenses	34,733	34,248	106,742	107,418
Operating (Loss) Income	(7,407)	5,890	(33,049)	46,477
Other Expenses
Interest Expense, Net	3,207	1,004	9,105	2,740
Total Other Expenses	3,207	1,004	9,105	2,740
(Loss) Income Before Income Tax (Benefit) Expense	(10,614)	4,887	(42,154)	43,737
Income Tax (Benefit) Expense	(2,864)	1,173	(11,380)	10,497
Net (Loss) Income	(7,750)	3,714	(30,774)	33,240
Net (Loss) Income per Share – Basic and Diluted	$(0.16)	$0.08	$(0.64)	$0.70
Weighted Average Common Shares Outstanding	48,426,206	47,500,000	47,804,228	47,500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2023 (unaudited)

					Accumulated
	Common			Cost of	Other
	Stock Shares		Paid In	Treasury	Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Stock	Income (Loss)	Earnings	Total
Balances at June 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$71,668	$108,928
Net loss	—	—	—	—	—	(7,509)	(7,509)
Balances at September 30, 2022	47,500,000	5	$39,995	$(2,674)	$(66)	$64,159	$101,419
Capital Contribution	—	$—	6,592				6,592
Net loss	—	—	—	—	—	(15,515)	(15,515)
Balances at December 31, 2022	47,500,000	$5	$46,587	$(2,674)	$(66)	$48,643	$92,495
Conversion of Treasury Stock	—	—	(2,674)	2,674	—	—	—
Merger: Reverse Recapitalization	1,667,170	—	(787)	—	—	—	(787)
Fair Value of Contingent Shares	—	—	1,200	—	—	(1,200)	—
Net loss	—	—	—	—	—	(7,750)	(7,750)
Balances at March 31, 2023	49,167,170	$5	$44,326	$—	$(66)	$39,694	$83,959

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2022 (unaudited)

	Common				Accumulated
	Stock			Cost of	Other
	Shares	Par	Paid In	Treasury	Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Stock	Income (Loss)	Earnings	Total
Balances at June 30, 2021	47,500,000	$5	$39,995	$(2,674)	$(72)	$43,049	$80,303
Net Income	—	—	—	—	—	5,672	5,672
Balances at September 30, 2021	47,500,000	$5	$39,995	$(2,674)	$(72)	$48,721	$85,975
Net Income	—	—	—	—	—	23,854	23,854
Balances at December 31, 2021	47,500,000	$5	$39,995	$(2,674)	$(72)	$72,575	$109,829
Capital Contribution	—	—	2,518	—	—	—	2,518
Net Income	—	—	—	—	—	3,714	3,714
Balances at March 31, 2022	47,500,000	$5	$42,513	$(2,674)	$(72)	$76,289	$116,061

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(30,774)	$33,240
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by (Used in) Operating Activities:
Inventory write-down	10,800	—
Depreciation of Property and Equipment	1,804	2,438
Amortization of Intangible Assets	3,041	3,872
Amortization of Deferred Financing Costs (Included in Interest)	125	125
Bad Debt Expense	330	170
Gain on Disposal of Fixed Assets	(3)	—
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	22,213	(5,539)
Related Party Receivable	245	476
Inventory	80,814	(108,113)
Income Taxes Payable\Receivable	(11,960)	(1,905)
Operating Lease Right-Of-Use Assets	867	3,190
Operating Lease Obligations	(969)	(3,391)
Other Assets	5,606	(3,773)
Accounts Payable	(73,313)	(10,095)
Accrued Expenses	(512)	5,662
Net Cash Provided by (Used in) Operating Activities	8,314	(83,643)
Cash Flows from Investing Activities:
Cash Received for Business Acquisitions, Net of Cash Acquired	1	—
Net Cash Provided by Investing Activities	1	—
Cash Flows from Financing Activities:
Payments on Financing Leases	—	(773)
Payments on Seller Notes	—	(3,750)
Payments on Revolving Credit Facility	(873,137)	(1,078,603)
Borrowings on Revolving Credit Facility	864,387	1,158,328
Proceeds from Financing advancements	—	3,377
Capital Contribution	—	2,518
Net Cash (Used in) Provided by Financing Activities	(8,750)	81,097
Net Decrease in Cash and Cash Equivalents	(435)	(2,546)
Cash, Beginning of the Period	1,469	4,028
Cash, End of the Period	$1,034	$1,482
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$10,128	$1,848
Cash Paid for Income Taxes	$586	$2,692
Supplemental Disclosure for Non-Cash Investing Activities
Fixed Asset Financed with Debt	$8,252	$—
Capital Contribution	$6,592	$—

The accompanying notes are an integral part of these consolidated condensed financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 1: Organization and Basis of Presentation

Alliance Entertainment Holding Corporation (“Alliance”) was formed on August 9, 2010. The Company provides full-service distribution of pre-recorded music, video movies, video games and related accessories, and merchandising to retailers and other independent customers primarily in the United States. It provides product and commerce solutions to “brick-and-mortar”, e-commerce retailers, and consumer direct websites, while maintaining trading relationships with manufacturers of pre-recorded music, video movies, video games and related accessories. The Company also provides third party logistics (3PL) products and services to customers.

On February 10, 2023, Alliance, Adara Acquisition Corp. (‘‘Adara’’) and a Merger Sub consummated the closing of the transactions contemplated by a Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance (Alliance Entertainment Holding Corporation pre-Merger, as defined below) and Adara was affected by the merger of Merger Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly- owned subsidiary of Adara. Following the consummation of the Merger on the closing date, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation (the “Company”). See Note 16.

Pursuant to the Business Combination Agreement, Adara exchanged (i) 47,500,000 shares of Class A common stock of Adara to holders of common stock of Legacy Alliance and (ii) 60,000,000 shares of Class E common stock of Adara to the Legacy Alliance stockholders were placed in an escrow account to be released to such Legacy Alliance stockholders and converted into Class A common stock upon the occurrence of certain triggering events.

On July 1, 2022 the Company added Think3Fold LTD. to its portfolio. Consolidated financial statements are presented for Alliance Entertainment Holding Corporation and business operations are conducted through seven subsidiaries. The Company’s corporate offices are headquartered in Plantation, FL, with primary warehouse facilities located in Shepherdsville, KY and Shakopee, MN.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements.

However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, stockholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Registration Statement on Form S4 filed November 30, 2022. The June 30, 2022, balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included therein.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's estimates of sales returns, warrants fair value, rebates, inventory valuation, and inventory recoverability. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt about the Company’s ability to continue as a going concern exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s principal source of liquidity is its borrowing capacity under the revolving credit facility (the “Revolver”) with Bank of America, which matures on September 29, 2023, and cash generated from operations. The Company has suffered losses from operations for the nine-month period ended March 31, 2023, and has a working capital deficit. Management is in active discussions with lenders to renew the Revolver prior to its maturity. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management is currently evaluating cost reduction opportunities, process efficiencies, and its overall growth and diversification strategy. If the Company is unable to get an extension of its Revolver and implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) to improve, simplify, and enhance the financial reporting requirements for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU using the modified retrospective method on July 1, 2022. The adoption did not result in any cumulative adjustment to the opening balance of retained earnings.

Note 2: Summary of Significant Accounting Policies

Earnings per Share

Basic Earnings Per Share is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options, warrants, and unvested restricted stock units, were exercised and converted into common shares and the impact would not be antidilutive. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive. Contingently issuable shares are included in basic net loss per share only when there is no circumstance under which those shares would not be issued.

As a result of the Merger (see Note 16), the Company has retroactively adjusted the weighted average shares outstanding prior to February 10, 2023, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Common Stock for the three and nine months ended March 31, 2023, and 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net (loss) Income (in thousands)	$(7,750)	$3,714	$(30,774)	$33,240
Basic and diluted shares	—	—	—	—
Weighted-average Class A Common Stock outstanding	48,426,206	47,500,000	47,804,228	47,500,000
Loss per share for Class A Common Stock	—	—	—	—
— Basic and Diluted	$(0.16)	$0.08	$(0.64)	$0.70

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic earnings (loss) per share since the contingencies for the issuance of these shares have not been met as of March 31, 2023. There are also 9,920,000 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive.

The Company does not have any other potentially dilutive securities, therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

There have been no other material changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	March 31, 2023	June 30, 2022
Trade Receivables	$82,187	$101,064
Less:
Allowance for Credit Losses	(286)	(557)
Sales Returns Reserve, Net	(1,694)	(1,898)
Customer Rebate and Discount Reserve	(763)	90
Total Allowances	(2,743)	(2,366)
Trade Receivables, Net	$79,444	$98,699

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Revenue

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Customer #1	13.0%	23.6%
Customer #2	10.9%	*

*Less than 10%

Receivables Balance

($ in thousands)	March 31, 2023	June 30, 2022
Customer #1	17.3%	21.4%
Customer #2	15.3%	*
Customer #3	10.0%	14.2%

*Less than 10%

Note 4: Inventory, Net

The Company completed an evaluation of the net realizable value of our inventory during the nine months ended March 31, 2023. As a result of this evaluation, the Company recorded a $10.8 million inventory write down to reflect it at its net realizable value, which is recorded in cost of revenue in the condensed consolidated financial statements.

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	March 31, 2023	June 30, 2022
Inventory	$173,029	$255,236
Less: Reserves	(9,972)	(5,797)
Inventory, Net	$163,057	$249,439

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consists of the following at:

($ in thousands)	March 31, 2023	June 30, 2022
Other Assets - Current
Prepaid Intellectual Property	$3,007	$2,443
Prepaid Insurance	532	431
Prepaid Acquisitions	—	2,243
Prepaid Freight	143	216
Prepaid Manufacturing Components	104	79
Prepaid Rent	1,302	—
Prepaid Maintenance	1,209	885
Prepaid Shipping Supplies	1,555	2,831
Total Other Assets - Current	$7,852	$9,128

Other Long-Term Assets
Deposits	$270	$3,748
Total Other Long-Term Assets	$270	$3,748

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	March 31, 2023	June 30, 2022
Property and Equipment
Leasehold Improvements	$1,680	$1,680
Machinery and Equipment	26,963	19,440
Furniture and Fixtures	1,749	3,530
Capitalized Software	10,508	11,451
Equipment Under Capital Leases	12,488	12,917
Computer Equipment	1,626	2,662
Construction in Progress	154	154
	55,168	51,834
Less: Accumulated Depreciation and Amortization	(43,902)	(48,550)
Total Property and Equipment, Net	11,266	$3,284

Depreciation Expense for the three months ended March 31, 2023, and 2022 was $0.7 million and for the nine months ended March 31, 2023, and 2022 was $1.8 million and $2.5 million, respectively.

Note 7: Goodwill and Intangibles, Net

($ in thousands)
Goodwill, as of June 30, 2022	$79,903
Additions from business acquisition	7,248
Goodwill, as of March 31, 2023	$87,151

Intangibles, Net consists of the following at:

($in thousands)	March 31, 2023	June 30, 2022
Intangibles:
Customer Relationships	$78,000	$78,000
Trade Name - Alliance	5,200	5,200
Covenant Not to Compete	10	10
Mecca Customer Relationships	8,023	8,023
Customer List	18,792	9,760
Total	$110,025	$100,993
Accumulated Amortization	(85,271)	(82,229)
Intangibles, Net	$24,754	$18,764

During the three months ended March 31, 2023, and 2022, the Company recorded amortization expense of $1.0 million and $1.3 million, respectively, and during the nine months ended March 31, 2023, and 2022, the Company recorded amortization expense of $3.0 million and $3.9 million, respectively.

Expected amortization over the next five years including the remainder of fiscal 2023 and thereafter, as of March 31, 2023, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
2023	$1,767
2024	4,223
2025	3,651
2026	3,339
2027	3,289
Thereafter	8,485
Total Expected Amortization	$24,754

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	March 31, 2023	June 30, 2022
Marketing Funds Accruals	$3,762	$2,738
Payroll and Payroll Tax Accruals	2,214	3,904
Accruals for Other Expenses	3,829	4,931
Total Accrued Expenses	$9,805	$11,573

Note 9: Lines of Credit and Long-Term Obligation

Line of Credit

The Company executed an amendment to its Credit Facility with Bank of America on January 24, 2022, (retroactive to January 1, 2022), to transition the interest rate benchmark from Libor to a Secured Overnight Financing Rate (SOFR). The effective interest rate on the revolver using SOFR for the nine months ended March 31, 2023, was 5.48% (SOFR plus a spread of 2.11%). The effective interest rate for the nine months ended March 31, 2022, was 2.21%. All assets (with certain capitalized lease exceptions) and interest in assets of the Company are pledged as collateral under the Credit Facility.

The Credit Facility matures on September 29, 2023, with a variable annual interest rate equal to the higher of the Prime rate, Federal Funds rate plus .5% or Bank of America Libor rate plus 2%, up to January 1, 2022, and SOFR plus a spread of 2.11% going forward. On June 30, 2022, the Credit Facility with Bank of America was increased from $175 million to $225 million. On April 21, 2023, in connection with Amendment No. 12 as defined below, the Credit Facility with Bank of America was reduced from $225 million to $175 million.

The Credit Facility contains certain financial covenants with which the Company is required to comply. Failure to comply with the financial covenants contained in the Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility. The Company obtained a waiver for non-compliance with one non-financial covenant related to its delivery of the monthly unaudited financial statements and compliance certificates for the periods pertaining to June 30, 2022, July 31, 2022, and August 31, 2022. These non-compliances resulted in events of default under the Revolving Credit Facility and accordingly, the Credit Facility was classified as a current liability as of June 30, 2022.

On April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023 and certain other non-financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. Pursuant to Amendment No. 12, the Borrowers agreed to pay to Agent a waiver fee in the amount of approximately $180 thousand.

Availability under the Credit Facility is limited by the Company's borrowing base calculation, as defined in the Credit Agreement. In addition, there is a commitment fee of 0.25% for unused credit line with fees for the nine months ended March 31, 2023, and 2022 of $134 thousand and $120 thousand, respectively. Availability at March 31, 2023, was $24 million with an outstanding revolver balance of $127 million. Availability at June 30, 2022 was $48 million with an outstanding revolver balance of $136 million.

Revolver Balance consists of the following at:

($ in thousands)	March 31, 2023	June 30, 2022
Bank of America Revolving Credit Agreement	$127,426	$136,176
Less: Deferred Finance Costs	(83)	(208)
Revolving Credit, Net	$127,343	$135,968

Note 10: Employee Benefits

Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. The medical insurance is self-insured to a maximum company exposure of $200 thousand per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of March 31, 2023, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of March 31, 2023, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At March 31, 2023 and June 30, 2022, the accrued estimated run out exposure totaled approximately $218 thousand and $234 thousand, respectively, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the consolidated balance sheets.

401(k) Plan

The Company has the Alliance Entertainment 401(k) Plan (the Plan) covering all eligible employees of the Company. All employees over the age of 18 are eligible to participate in the Plan at the beginning of the month following date of hire. The Plan has automatic deferral at the beginning of the month following date of hire. Employees are automatically enrolled in the Plan with a 3% contribution; however, they have the option to increase/decrease their deferrals or opt out of the Plan at any time. The Company currently offers a match contribution of $.50 of every dollar up to 4% of contribution percentage. The Company conducts a retirement plan review on an annual basis.

Note 11: Income Taxes

The effective tax rate was 27% for the nine months ended March 31, 2023 respectively, compared to 26% for the same periods of 2022. State tax rates vary among states and average approximately 6.0% although some state rates are higher, and a small number of states do not impose an income tax.

For the nine months ended March 31, 2023 and 2022, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes.

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of March 31, 2023, and June 30, 2022.

Litigation, Claims and Assessments

We are exposed to claims, litigation and/or cyber-attacks of varying degrees arising in the ordinary course of business and use various methods to resolve these matters. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition.

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and the Sponsor, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit.

Note 13: Related Party Transactions

Interest-Charge Domestic International Sales Corporation (“IC-DISC”)

The Company had an affiliate, My Worldwide Market Place, Inc. which was an IC-DISC and was established February 12, 2013. The IC-DISC was owned by the same shareholders of the Company, pre-Merger. Effective December 31, 2022, IC-DISC was discontinued and there will be no future accruals or commissions paid out.

The IC-DISC was organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $0 and $1.8 million for the three months ended March 31, 2023, and 2022, and $2.8 million and $8.4 million for the nine months ended March 31, 2023, and 2022 respectively. The commission was determined under formulas and rules defined in the law and regulations of the US tax code, and under these regulations, the commission was deductible by the Company and results in a specified profit to the IC-DISC. This net profit was not subject to federal income tax. The IC-DISC distributed the profit to its stockholders, who were taxed on the income as a dividend. The owners of the IC-DISC elected to forgive the commissions earned for the twelve months ended December 31, 2022. The forgiveness of $6.6 million was recorded as a deemed capital contribution by the Company Stockholders.

Captive Insurance Policies

Bruce Ogilvie, Executive Chairman and a principal stockholder of Alliance, and Jeff Walker, Chief Executive Officer, a director, and a principal stockholder of Alliance, established two insurance companies: Airlie Protection Ins. Co., Inc. and Protection for You Ins. Co., Inc. These insurance companies insured the general assets, liabilities, and claims of Alliance through March 30, 2022, and were not renewed for future periods. Premium payments were allowed based on the Loan Agreement dated February 21, 2017. The Company was not a guarantor and did not have exposure in the event of a loss. Total captive policy expense for the three months March 31, 2023, and 2022, were $0.0 million and $0.54 million, respectively, and for the nine months ended March 31, 2023, and 2022, were $0.0 and $1.6 million, respectively, which are included in related party receivables on the consolidated balance sheets. Captive Claims receivable for nine months ended March 31, 2023, and 2022, were $0.0 and $1.0 million, respectively.

Other Related Party Transactions

In June 2022, two separate $250,000 promissory notes were executed between Adara and two of its then shareholders to provide cash to pay operating costs. The notes do not accrue interest and are payable no earlier than when the Merger closes or February 11, 2023. At March 31, 2023, $471,599 was outstanding under the Promissory Note.

During the three-month periods ended March 31, 2023 and 2022 and the nine-month periods ended March 31, 2023, and 2022, the Company had sales to a related party company owned by the Company’s shareholders of $1.2 million, $2.1 million, $3.5 million, and $6.9 million, respectively. During the same periods, the Company had costs incurred with another related party company in the amount of $1.4 million, $2.6 million, $6.8 million and $10.3 million, respectively.

Note 14: Leases

The Company leases office and warehouse, computer equipment and vehicles. Certain operating leases may contain one or more options to renew. The renewal terms can extend the lease term from one to 13 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal option periods are included in the measurement of the Right of Use (ROU) asset and lease liability when the exercise is reasonably certain to occur.

The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments due under the lease contracts include fixed payments plus, may include variable payments. The Company’s office space leases require it to make variable payments for the Company’s proportionate share of the building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine the lease liability and are recognized as variable costs when incurred. Fixed payments may contain predetermined fixed rent escalations.

Operating leases are included in the following asset and liability accounts on the Company’s Balance Sheet: Operating Lease Right-of-Use Assets, Current Portion of Operating Lease Obligations, and Noncurrent Operating Lease Obligations. ROU assets and liabilities arising from finance leases are included in the following asset and liability accounts on the Company’s Consolidated Balance Sheet: Property & Equipment - Net, Current Portion of Finance Lease Obligation, and Noncurrent Finance Lease Obligations.

Components of lease expense were as follows for the three and nine months ended March 31, 2023, and 2022:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Lease Cost
Finance Lease Cost:
Amortization of Right of Use Assets	51	122	153	597
Interest on lease liabilities	3	5	9	23
Operating Lease Cost	949	1,133	3,137	3,399
Short - Term Lease Cost	14	—	36	—
Total Lease Cost	1,017	1,260	3,335	4,019

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	3	6	10	26
Operating cash flows from operating leases	1,043	1,218	3,387	3,614
Financing cash flows from finance leases	53	190	158	968

Right of use assets obtained in exchange for new finance lease liabilities	10,457	—	10,457	—
Right of use assets obtained in exchange for new operating lease liabilities	—	—	—	—
Net Right of use asset remeasurement	—	—	(9)	(1,190)

Weighted average remaining lease term - finance leases (in Years)	10.4	2.1	10.4	2.1
Weighted average remaining lease term - operating leases (in Years)	1.7	2.6	1.7	2.6
Weighted average discount rate - finance leases	3.7	3.7	3.7	3.7
Weighted average discount rate - operating leases	4.1	4.1	4.1	4.1

Maturities of operating and finance lease liabilities as of March 31, 2023 are as follows:

($ in thousands)	Operating Leases	Finance Leases
2023	2,770	585
2024	4,033	2,449
2025	1,415	2,635
2026	130	2,748
2027	—	1,176
Total Lease Payments	8,562	9,807
Less Imputed Interest	(214)	(1,494)
Total	8,348	8,313

Note 15: Business Acquisition

On July 1, 2022, Alliance purchased 100% of the stock of Think3Fold, a collectibles distribution company for no consideration. The transaction expanded and diversified the Company’s portfolio of products and enabled scale and fixed cost leverage.

The results of operations of the acquired entity are included in the Consolidated Financial Statements from July 1, 2022, through March 31, 2023. The Company recognized $694 thousand of acquisition-related costs that were expensed in the current period. These costs are included in the consolidated statements of operations and comprehensive income within transaction costs.

Think3Fold revenue and earnings included in the Company’s consolidated statements of operations for the periods July 1, 2022, through March 31, 2023, are as follows:

	Three Months Ended	Nine Months Ended
($ in thousands)	March 31, 2023	March 31, 2023
Revenue	$2,614	$13,219
Net Income	364	1,450

The Think3Fold acquisition was treated for accounting purposes as a purchase of Think3Fold using the acquisition method of accounting in accordance with ASC 805, Business Combination. Under the acquisition method of accounting, the aggregate consideration was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair value as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired (or net liabilities assumed) being allocated to intangible assets and goodwill.

The initial accounting for this business acquisition is incomplete and the following assets and liabilities are recognized on a provisional basis, since the Company is currently assessing the purchase price allocation and the fair value measurements. During the nine-month period ended March 31, 2023, the Company recorded a measurement period adjustment to reduce the fair value of the inventory acquired by $5.2 million, which resulted in a corresponding increase in goodwill.

Provisional Allocation of purchase price consideration ($ in thousands)

Cash Acquired	$1
Trade Receivables	3,289
Inventory	5,232
Intangibles	9,031
Other Assets	19
Accounts Payable	(24,820)
Total identifiable net assets (liabilities)	(7,248)
Goodwill	7,248
Total Consideration	$—

Note 16: Merger

As disclosed in Note 1, on February 10, 2023, the Company completed the Merger with Adara and a Merger Sub, resulting in the Company becoming a publicly traded company. While Adara was the legal acquirer in the Merger, for financial accounting and reporting purposes under U.S. GAAP, Legacy Alliance was the accounting acquirer, and the Merger was accounted for as a "reverse recapitalization." A reverse recapitalization (i.e., a capital transaction involving the exchange of stock by Adara for Legacy Alliance's stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Alliance. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy Alliance became the historical consolidated financial statements of the combined company, and Adara's assets, liabilities and results of operations were consolidated with Legacy Alliance beginning on the acquisition date. Operations prior to the Merger are presented as those of Legacy Alliance in future reports. The net assets of Adara were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

At the closing of the Merger, each of the then issued and outstanding shares of Alliance common stock were cancelled and automatically converted into the right to receive the number of shares of Adara common stock equal to the exchange ratio (determined in accordance with the Business Combination Agreement). The Company’s 900 shares of previously outstanding common stock were exchanged for 47,500,000 shares of Class A Common Stock. In addition, the treasury stock was cancelled. This change in equity structure has been retroactively reflected in the financial statements for all periods presented.

The following table summarizes the shares of Class A outstanding following consummation of the Merger:

Adara Public Shares	167,170
Adara Sponsor Shares	1,500,000
Legacy Alliance Shares	47,500,000
Total Shares of Common Stock Outstanding after Merger	49,167,170

Prior to the Merger, the Company had three major shareholders owning 50%, 32% and 18% stake in the Company. Following the completion of the Merger, the shareholder structure has changed with the three major shareholders owning 46.4%, 30.9%, and 17.4% of the company’s Class A Common Stock. In addition, up to 60 million additional Class E shares may be issued to the three major shareholders at no cost based on future performance of the company’s stock price, and 9.9 million warrants (Class A) that can be exercised for common shares at $11.50 per share (See Note 17). The 60 million Class E shares ae set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

●	If the stock price increases to $20 per share within 5 years, 20 million Class E shares will be released.
●	If the stock price increases to $30 per share within 7 years, 20 million Class E shares will be released.
●	If the stock price increases to $50 per share within 10 years, 20 million Class E shares will be released.

Each share of Class A and Class E common stock has one vote, and the common shares collectively will possess all voting power and will have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Since the Class E shares are subject to vesting conditions and meet the contingent exercise and settlement provisions to be considered indexed to the Company’s stock, they are accounted for as equity instruments, and are reflected as a reduction of retained earnings, at their fair value on the date of the Merger.

The Company incurred total transaction costs of approximately $3.3 million, including legal, financial advisory and other professional fees related to the Merger, which was recorded as an expense as the offering costs exceeded the proceeds received.

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of March 31, 2023, no awards have been granted under the 2023 Plan.

Note 17: Warrants

As a result of the Merger, at March 31, 2023, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants and 50,000 Representatives Warrants issued and outstanding with an exercise price of $11.50 (the “Warrants”).

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company filed with the SEC on April 11, 2023, its registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If the registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Merger, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Public Warrants:

The Public Warrants qualify for the derivative scope exception and are classified as equity. They may only be exercised for a whole number of shares. The Public Warrants are currently exercisable at $11.50 per share and will expire five years after the completion of the Merger or earlier upon redemption or liquidation. The Company may redeem for cash the outstanding Public Warrants:

●in whole and not in part.
●at a price of $0.01 per Public Warrant;
●upon not less than 30 days’ prior written notice of redemption after the warrants become exercisable to each warrant holder; and
●if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right.

Even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash to settle the warrants.

Private Placement Warrants:

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering but are classified as liabilities as they are not considered indexed to the company’s own stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Representative Warrants

The Company issued 50,000 warrants (the “Representative Warrants”), for minimal consideration, to Think Equity, a division of Fordham Financial Management, Inc. (and/or its designees), in a private placement simultaneously with the closing of Adara’s initial public offering, which are also classified as liabilities. The Representative Warrants are identical to the Public Warrants except that each Representative Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, and so long as the Representative Warrants are held by Think Equity (and/or its designees) or its permitted transferees, (i) will not be redeemable by the Company, (ii) may be exercised by the holders on a cashless basis, (iii) are entitled to registration rights and (iv) for so long as they are held by Think Equity (and/or its designees), are not exercisable more than five years from the effective date of the Merger.

Note 18: Fair Value

The Company complies with the provisions of FASB ASC 820, Fair Value Measurements, for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.

2.Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

3.Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2023, the Company has classified the private placement warrants and the representative warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Lattice Model in valuing the Warrants.

The fair value of cash and cash equivalents, other assets, line of credit, accounts payable and accrued expenses approximate their carrying value due to the short-term maturities of these items. The fair value of the company’s line of credit, which is considered a Level 2 fair value measurement, approximates it carrying value because it has a variable interest rate.

The Company recomputes the fair value of the Private and the Representative Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate fair value of the Private Warrants as of March 31, 2023.

Stock Price	$3.30
Exercise price per share	$11.50
Risk-free interest rate	3.58%
Expected volatility	28.6%
Expected dividend yield	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.
(ii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the public warrants, adjusted by guideline public company volatility.

(iii)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Warrants	$205	$—	$—	$205

Note 19: Subsequent Events

As disclosed in Note 9, on April 21, 2023, the Company executed an amendment to its Credit Facility with Bank of America and obtained a waiver of specified events of default and release related to the non-compliance with the Fixed Charge Coverage Ratio for the twelve trailing months ended November 30, 2022 and December 31, 2022, January 31, 2023 and February 28, 2023. This amendment also establishes new covenant requirements and minimum EBITDA measurements at the end of each calendar month date until December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective for the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is to provide information the Company’s management team believes is necessary to achieve an understanding of its financial condition and the results of business operations with particular emphasis on the Company’s future and should be read in conjunction with the Company’s audited consolidated financial statements, and footnotes.

This analysis contains forward-looking statements concerning the Company’s performance expectations and estimates. Other than statements with historical context, commentary should be considered forward- looking and carries with it risks and uncertainties. See “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors, of this Form 10-Q for a discussion of other uncertainties, risks and assumptions associated with these statements.

Alliance is a leading global wholesaler, direct-to-consumer (“DTC”) distributor and e-commerce provider for the entertainment industry. Alliance serves as the gateway between well-known international branded manufacturers of entertainment content, such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner

Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others, and leading retailer customers in the United States and internationally, including Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target and Shopify, among others. The Company distributes its physical media, entertainment products, hardware, and accessories through an established multi-channel strategy. The Company currently sells its products that it is allowed to export to more than 100 countries around the world.

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 425,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys, and collectibles, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

Merger and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On July 1, 2022, Alliance purchased the assets and liabilities of Think3Fold, Inc, a collectibles distribution company. This acquisition resulted in increased shelf space at our largest customer and expanded our product offerings.

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

While the legal acquirer in the Business Combination Agreement was Adara, for financial accounting and reporting purposes under U.S. GAAP, Legacy Alliance was the accounting acquirer, and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the exchange of stock by Adara for Legacy Alliance’s stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Alliance in many respects. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy Alliance became the historical consolidated financial statements of the combined company, and Adara’s assets, liabilities and results of operations were consolidated with Legacy Alliance beginning on the acquisition date. Operations prior to the Merger are presented as those of Legacy Alliance in future reports. The net assets of Adara were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

Upon consummation of the Merger, the most significant change in Legacy Alliance’s future reported financial position and results of operations was a decrease in net Equity of $787 thousand as compared to Legacy Alliance’s consolidated balance sheet.

As a result of the Merger, Alliance Entertainment became the successor to an SEC-registered company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Covid-19 and Macroeconomic Uncertainties

The residual effects of the Covid-19 pandemic will continue to directly or indirectly impact our business and the results of operations and financial impact, including expenses and employee-related costs, but are highly dependent on future developments that are uncertain at this time. While we maintained uninterrupted operations during the pandemic, macroeconomic conditions and supply chain disruptions resulted in downstream shocks. The most pronounced consequences were the exorbitant international shipping costs for arcades, and the incremental Marketing Development Funds in the form of customer rebates recorded during nine months ended March 31, 2023. The disruptions in the transportation industry resulted in higher landed costs and a $8.2 million write down was recorded for units sold and a $7.1 million write down for gaming arcade units on-hand. In addition, customer rebates of approximately $12.2 million were incurred to spur demand for arcades. Finally, approximately $4 million of incremental storage costs was recognized to warehouse excess arcade inventory.

Any new information that emerges concerning Covid-19, including the actions taken to contain or manage, as well as the economic impact on local, regional, national customers, suppliers and markets, are uncertain and cannot be predicted at this time. However, the management team is actively monitoring internal and external factors and assessing the potential impact on its financial performance, liquidity, operations, and workforce; however, the full extent of the risk is uncertain.

Key Performance Indicators

Management monitors and analyzes key performance indicators to evaluate financial performance, including:

Net Revenue: To derive Net Revenue, the Company reduces total gross sales by customer returns, returns reserve, and allowances including discounts.

Cost of Revenues (excluding depreciation and amortization): Our cost of revenues reflects the total costs incurred to market and distribute products to customers. Changes in cost are impacted primarily by sales volume, product mix, product obsolescence, freight costs, and market development funds (“MDF”).

Operating Expenses: Our Operating Expenses are the direct and indirect costs associated with the distribution and fulfillment of products and services. They include both Distribution and Fulfillment and Selling, General and Administrative (SG&A) Expenses. The Distribution and Fulfillment Expenses are the payroll and operating expenses associated with the receipt, warehousing, and distribution of product.

Selling, General and Administrative Expenses: The Selling, General and Administrative Expenses are payroll and operating costs for Information Technology, Sales & Marketing, and General & Administrative functions. In addition, we include Depreciation and Amortization expenses and Transaction Costs, if applicable.

Balance Sheet Indicators: The Company views cash, product inventory, accounts payable, and working capital as key indicators of its financial position.

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended March 31, 2023, Compared to Three Months Ended

March 31, 2022

	Three Months Ended	Three Months Ended
($ in thousands except shares)	March 31, 2023	March 31, 2022
Net Revenues	$227,728	$320,412
Cost of Revenues (excluding depreciation and amortization)	200,402	280,272
Operating Expenses
Distribution and Fulfillment Expense	14,923	15,754
Selling, General and Administrative Expense	14,783	14,755
Depreciation and Amortization	1,679	1,958
Transaction Costs	3,348	31
IC DISC Commissions	—	1,751
Total Operating Expenses	34,733	34,248
Operating (Loss) Income	(7,407)	5,891
Other Expenses
Interest Expense, Net	3,207	1,004
Total Other Expenses	3,207	1,004
(Loss) Income Before Income Tax (Benefit) Expense	(10,614)	4,887
Income Tax (Benefit) Expense	(2,864)	1,173
Net (Loss) Income	(7,750)	3,714

Net Revenue: Year-over-year, total Net Revenues decreased from $320 million to $228 million (-$93 million or -29%) for the three months ended March 31, 2023. Along with other Retailers and Distributors in the United States, we are not immune to the macroeconomic headwinds caused by increased inflation and interest rates. Our business to business (“B2B”) customer base, which are primarily retailers, are reacting relatively conservatively with their inventory positions due to economic uncertainty and those retailers have their own inventory supply chain challenges. Our direct to consumer (“DTC”) channels are facing constant competition and it’s important for our merchants to keep investing while keeping a tight rein on inventories. Our B2B wholesale customer base revenue was down 31% compared to prior year due to their relatively rigorous inventory management. For the three months ended March 31, 2023, our DTC omni-channel sales decreased 26%, although our Direct2You division outperformed with sales only down 3% year over year.

Year-over-year, for the three months ended March 31, 2023, vinyl was the largest single category with sales of $75 million representing 33% of net revenue. Gaming products revenue underperformed relative to music and movies, with a sales decline of 57% to $55 million year over year. The primary reason is the suppliers’ transition from physical to digital gaming formats and major retailers’ constant evaluation of shelf space dedicated to gaming. While the average selling price of Vinyl was up marginally, it was offset by decreased volume. The average selling price and volume in Gaming declined year over; however, the average margin per unit was flat. Consumer Products, including revenue from our July 1, 2022, acquisition of Think3Fold, increased from $14 million to $19 million ($5 million increase, or 36%) versus the prior year. Even though the mix resulted in a decline in the average selling price, it was more than offset by the increased volume. As the popularity of collectibles grows, an increasing number of musicians, celebrities, sport organizations, and content providers are expanding their portfolio of merchandise as a way to connect with their audiences. Music Compact Disc’s (CD’s) experienced a 2% increase in average price, but the decline in volume resulted in a 17% year-over-year revenue decline. We expect this trend for CDs to continue due to the popularity and growth of on-line streaming services. Similarly, physical movie sales declined 38% year over year as the average price increase of 4% was not enough to offset the reduction of volume.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $280 million to $200 million (-$80 million or 29%) year over year primarily due to the direct relation of product costs to sales volume. Gross Margin dollars declined primarily as a result of lower sales and a marginal decline in product margin to 12.0% compared to 12.5% in the prior year. The gross margin decline of 0.5% points for the three months ended March 31, 2023, over the same period prior year, was primarily due to a decline in physical product margin versus other costs of production.

Operating Expenses: Total Operating Expenses increased from $34.2 million to $34.7 million; however, as a percentage of net revenue increased year-over-year from 10.7% to 15.3%. Total Distribution and Fulfillment Expense declined 5% but increased from 4.9% to 6.6% as a percentage of net revenue for the three months ended March 31, 2023, versus the same period prior year. Fulfillment payroll was $9.5 million for the three months ended March 31, 2023, and $11.2 million for the same period of the prior year. Despite low unemployment rates, the average cost per labor hour was down 7% versus the prior year as we increased our throughput rate and reduced our use of overtime. To address the scarcity of labor resources, we are investing in additional warehouse automation in fiscal year 2023 and will continue to use temporary labor forces to manage changes in demand. We believe that for the foreseeable future, there will continue to be upward pressure on labor costs and availability. The primary factor for the increased Fulfillment expenses is storage fees, which amounted to $0.9 million for the three months ended March 31, 2023. This is a temporary expense and will decline as the incremental inventory for this interim space is sold. Total Selling, Administrative, and General costs were flat compared to the same period last year. In addition, for the three months ended March 31, 2023, vs same period prior year, consolidated Depreciation and Amortization expense decreased from $2.0 million to $1.7 million (-$0.3 million or -15%) due to fully depreciated assets and the declining balance method of intangible asset amortization. For the three months ended March 31, 2023, transaction costs of $3.3 million were expensed because the offering costs exceeded the proceeds received from the merger with Adara. These expenses were required for legal, financial advisory and other professional fees associated with the execution of the business combination agreement. IC DISC Commissions were $0 for the three months ended March 31, 2023 versus $1.8 million prior year. The IC DISC has been discontinued as of December 31, 2022 and no additional expenses will be incurred.

Interest Expense: For the three months ended March 31, 2023, Interest Expense increased from $1.0 million to $3.2 million ($2.2 million) versus the prior year. The primary driver for the increase was a $5.7 million higher average revolver balance of and an increase of 4.6% points of effective interest rate to 6.9%.

Income Tax: For the three months ended March 31, 2023, an income tax benefit of $2.9 million was recorded compared to an expense of $1.2 million for the same period in the prior year. Alliance reported a pretax loss of $10.6 million and pretax net income of $4.9 million for the three-months ended March 31, 2023, and 2022, respectively. The annual effective tax rate (“ETR”) for the three months ended March 31, 2023 was 27%.

Non-GAAP Financial Measures: For the three months ended March 31, 2023, we had non-GAAP Adjusted EBITDA of approximately $(2.4) million compared with Adjusted EBITDA of approximately $9.6 million in the prior year. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other infrequent, non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net Income (Loss)	$(7,750)	$3,714
Add back:
Interest Expense	3,207	1,004
Income Tax Expense (Benefit)	(2,864)	1,173
Depreciation and Amortization	1,679	1,958
EBITDA	$(5,728)	$7,849
Adjustments
IC-DISC	—	1,751
Mergers & Acquisition Fees	—	3
SPAC Merger Transaction Cost	3,348	—
Adjusted EBITDA	$(2,380)	$9,603
Adjusted EBITDA for the three months ended March 31, 2023, includes the following expenses:
Incremental Storage Fees Arcades	$872

Alliance Entertainment Holding Corporation

Results of Operations Nine Months Ended March 31, 2023, Compared to Nine Months Ended

March 31, 2022

	Nine Months Ended	Nine Months Ended
($ in thousands except shares)	March 31, 2023	March 31, 2022
Net Revenues	$911,590	$1,152,198
Cost of Revenues (excluding depreciation and amortization)	837,897	998,304
Operating Expenses
Distribution and Fulfillment Expense	50,153	48,961
Selling, General and Administrative Expense	44,559	44,364
Depreciation and Amortization	4,845	6,330
Transaction Costs	4,355	(251)
IC DISC Commissions	2,833	8,014
(Gain) Loss on Disposal of Fixed Assets	(3)	—
Total Operating Expenses	106,742	107,418
Operating (Loss) Income	(33,049)	46,477
Other Expenses
Interest Expense, Net	9,105	2,740
Total Other Expenses	9,105	2,740
(Loss) Income Before Income Tax (Benefit) Expense	(42,154)	43,737
Income Tax (Benefit) Expense	(11,380)	10,497
Net (Loss) Income	(30,774)	33,240

Net Revenue: Year-over-year, total Net Revenues decreased from $1,152 million to $912 million (-$240 million or -21%) for the nine months ended March 31, 2023. Along with other Retailers and Distributors in the United States, we are not immune to the macroeconomic headwinds caused by increased inflation and interest rates. Our business to business (“B2B”) customer base, which are primarily retailers, are reacting relatively conservatively with their inventory positions due to economic uncertainty and those retailers have their own inventory supply chain challenges. Our direct to consumer (“DTC”) channels are facing constant competition and it’s important for our merchants to keep investing while keeping a tight rein on inventories. Our B2B wholesale customer base revenue was down 22% over the previous year due to their relatively rigorous inventory management. For the nine months ended March 31, 2023, our DTC omni-channel sales decreased 11%, our Direct2You division outperformed B2B with sales up 8% year over year.

Year-over-year, for the nine months ended March 31, 2023, gaming products revenue decreased 30% to $333 million, and vinyl sales decreased 3% to $242 million. Combined, for the nine months ended March 31, 2023, gaming and vinyl revenue totaled $575 million and 63% of our revenue mix compared to $726 million and 63% of total revenue in the prior year. While we captured an increase in the average selling price in Gaming, it was not enough to offset the negative impact of decreased volume. The average selling price and volume of Vinyl were down marginally. Consumer Products, including revenue from our July 1, 2022, acquisition of Think3Fold, increased from $45 million to $65 million ($20 million, 44%) versus the prior year. We benefited from an increase in both the average selling price and volume. As the popularity of collectibles grows, an increasing number of musicians, celebrities, sport organizations, and content providers are expanding their portfolio of merchandise as a way to connect with their audiences. The average selling price of music Compact Disc’s (CD’s) was essentially flat, and a decrease in volume resulted in a 24% year-over-year revenue decline. We expect this trend for CDs to continue due to the popularity and growth of on-line streaming services. Similarly, physical movie sales declined 33% year over year as the average price increase was not enough to offset the reduction of volume.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $998 million to $838 million ($160 million or 16%) year over year primarily due to the direct relation of product costs to sales volume. Gross Margin dollars declined as a result of lower sales and a lower overall product margin of 8% compared to 13% in the prior year. The gross margin decline of approximately 5% points for the nine months ended March 31, 2023, over the same period prior year, was primarily due to an inventory adjustment to address the exorbitant landed cost experienced during supply chain disruptions related to Covid and reduced supplier marketing development funds (MDF). The Company recorded an inventory write-down of $7.1 million to reduce its gaming arcades to their estimated net realizable value. In addition, excessive transportation costs of $15.2 million, arcade markdowns of $12.2 million, and additional reserves for consumer products inventory of $3.7 million were recorded. The postponement of some theatrical releases delayed MDF in the form of Price Protection. Price Protection is the mechanism used by vendors to stimulate sales when demand slows to reduce the return of product. Also, since gaming products are largely non-returnable, the supply chain does not have an established practice and cadence for mark downs like the movie and music industries. As such, gaming products typically require the distributor to bear the risk of slow-moving inventory which may increase the cost of goods sold as a percentage of sales. The change in MDF in future periods is dependent on consumer demand for gaming products and the volume and success of new movie and music releases. In addition, higher freight costs negatively impacted the cost of sales due to general rate hikes and incremental fuel surcharges.

Operating Expenses: Total Operating Expenses as a percentage of net revenue increased year-over-year from 9.3% to 11.7%. Total Distribution and Fulfillment Expense, as a percentage of net revenue, increased from 4.2% to 5.5% for the nine months ended March 31, 2023, versus the same period prior year. Fulfillment payroll was $31.9 million for the nine months ended March 31, 2023, and $35.9 million for the same period of the prior year. Despite low unemployment rates, the average cost per labor hour is down 3% versus the prior year as we increased our throughput rate and reduced our use of overtime. To address the scarcity of labor resources, we are investing in additional warehouse automation in fiscal year 2023 and will continue to use temporary labor forces to manage changes in demand. We believe that for the foreseeable future, there will continue to be upward pressure on labor costs and availability. The primary factor for the increased Fulfillment expenses is storage fees, which amounted to $4.0 million for the nine months ended March 31, 2023. This is a temporary expense and will decline as the incremental inventory for this interim space is sold. Total Selling, Administrative, and General costs increased by $0.2 million versus the same period last year. In addition, for the nine months ended March 31, 2023, vs same period prior year, consolidated Depreciation and Amortization expense decreased from $6.3 million to $4.8 million ($1.5 million or -24%) due to fully depreciated assets and the declining balance method of intangible asset amortization. Transaction Costs for the nine months ended March 31, 2023, were $4.4 million for expenses related to the Think3Fold acquisition and the merger with Adara. These expenses were required for legal, financial advisory and other professional fees associated with the acquisition and execution of the business combination agreement. Year over year, the IC DISC Commissions decreased from $8.0 million to $2.8 million due to reduced eligible sales and elimination of the IC DISC. The owners of the IC-DISC forgave the commission expense for the calendar year ended December 31, 2022, which was recorded as a capital contribution by our shareholders.

Interest Expense: For the nine months ended March 31, 2023, Interest Expense increased from $2.7 million to $9.1 million ($6.4 million) versus the prior year. The primary driver for the increase was a higher average revolver balance of $167 million and an increase of 3.3% points of effective interest rate to 5.5%.

Income Tax: For the nine months ended March 31, 2023, an income tax benefit of $11.4 million was recorded compared to an expense of $10.5 million for the same period in the prior year. Alliance reported a pretax loss of $(42.2) million and pretax net income of $43.7 million for the nine months ended March 31, 2023, and 2022, respectively. The annual effective tax rate (“ETR”) for the nine months ended March 31, 2023 was 27%.

Non-GAAP Financial Measures: For the nine months ended March 31, 2023, we had non-GAAP Adjusted EBITDA of approximately $(21.0) million compared with Adjusted EBITDA of approximately $60.6 million prior year. Adjusted EBITDA for the nine months ended March 31, 2023, includes excessive transportation costs of $15.2 million, arcade markdowns of $12.2 million, incremental arcade storage fees of $3.1 million and additional reserves for consumer products inventory of $3.7 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other infrequent, non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net Income (Loss)	$(30,774)	$33,240
Add back:
Interest Expense	9,105	2,740
Income Tax Expense (Benefit)	(11,380)	10,497
Depreciation and Amortization	4,845	6,330
EBITDA	(28,204)	52,807
Adjustments
IC-DISC	2,833	8,014
SPAC Merger Transaction Cost	3,348	—
Mergers & Acquisition Fees	1,007	(251)
Gain on Disposal of PPE	(3)	—
Adjusted EBITDA	$(21,019)	$60,570

Adjusted EBITDA for the nine months ended March 31, 2023, includes the following expenses:

Excessive International Transportation Costs (Units Sold)	$8,241
Excessive International Transportation Costs (On Hand)	7,100
Markdown for Arcades Sold	12,156
Incremental Storage Fees Arcades	3,950
Consumer Products Inventory Reserve	3,700
Total	$35,147

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: As of March 31, 2023 we had cash and cash equivalents and borrowing capacity under the revolving credit facility of $1.0 million and of $24.4 million, respectively. Our primary sources of liquidity are existing cash and cash equivalents, cash provided by operating activities, and borrowings under our credit facilities. On September 29, 2020, the credit line with Bank of America was extended for three years and increased from $125 million to $175 million. On June 30, 2022, the credit line with Bank of America was amended for the current period which ends September 29, 2023, and increased from $175 million to $225 million. On April 21, 2023, in connection with the Amendment No. 12 as defined below, the Credit Facility with Bank of America was reduced from $225 million to $175 million.

	March 31	June 30,
($in millions)	2023	2022
Revolver Balance	$127	$136
Availability	24	48

Our principal source of liquidity is our borrowing capacity under the revolving credit facility with Bank of America and cash generated from operations. Management is in active discussions with lenders to renew the revolver and expect to have it in place prior to the expiration of the current term which expires on September 29, 2023. Since we do not have a revised long-term revolver in place, along with the Company’s losses from operations, there is a substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the March 31, 2023 financial statements. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include mitigation efforts that might result from the outcome of this uncertainty. Management is currently evaluating cost reduction opportunities, process efficiencies, and its overall growth and diversification strategy. If we are unable to get an extension of our revolver and implement our mitigation efforts, we may need to alter our operations including ceasing some functions.

As disclosed in Note 9 to the Company’s condensed consolidated financial statements, during the third quarter ended March 31, 2023, the Company failed to meet the Fixed Charge Coverage Ratio covenant requirement. On April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2023, January 31, 2023 and February 28, 2023 and certain other non-financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date.

On April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the "Borrowers"), entered into an Amendment Number Twelve and Waiver ("Amendment No. 12") to the Credit Facility.

Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2023, January 31, 2023 and February 28, 2023 and certain other non- financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the "Fixed Charge Coverage Compliance Date"), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. Pursuant to Amendment No. 12, the Borrowers agreed to pay to Agent a waiver fee in the amount of $179,882.64.

Our liquidity position has not changed significantly since the Merger, and we intend to principally rely on our borrowing capacity under the Credit Facility as well as any renewal of such facility. Since the exercise price of the Warrants of $11.50 per share is significantly greater than the current market price of the Class A common stock, we do not expect the Warrants to be exercised until such time, if ever, that the market price of the Class A common stock exceeds the exercise price of the Warrants.

Although the Company does not currently intend to do so, following this offering, the Company may seek to raise additional capital through the sale of equity securities.

The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $3.00 closing sale price of the Class A common stock on May 16, 2023. If the price of our Class A Common Stock remains below the respective Warrant exercise prices per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

In addition, we may lower the exercise price of the Warrants in accordance with the Warrant Agreement to induce the holders to exercise such warrants. We may effect such reduction in exercise price without the consent of such warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. Further, the holders of the Private Warrants and the Underwriter Warrants may exercise such Warrants on a cashless basis at any time and the holders of the Public Warrants may exercise such Warrants on a cashless basis at any time a registration statement is not effective and a prospectus is not currently available for the issuance of shares of Class A common stock upon such exercise. Accordingly, we would not receive any proceeds from a cashless exercise of Warrants.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the nine months ended March 31, 2023 and 2022.

	Nine Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net Income (Loss)	$(30,774)	$33,240
Net Cash (Used In) Provided By:
Operating Activities	8,314	(83,643)
Investing Activities	1	—
Financing Activities	(8,750)	81,097

For the nine months ended March 31, 2023, on a net loss of $(30.8) million, the Company’s cash provided by operating activities was $8.3 million versus $(83.6) million used in operations for the nine months ended March 31, 2022. The primary drivers, year over year, was a $64.0 million decline in Net Income combined with a $91.6 million reduction in Inventory vs. an increase of $108.1 million prior year. Less inventory was required to support sales for the nine months ended March 31, 2023 due to the relatively high inventory position on June 30, 2022 because of the supply chain disruptions that occurred in the prior year. As a result, Accounts Payable decreased approximately $73.0 million vs. a decrease of $10.4 million prior year because of liabilities related to the Think3Fold acquisition and less pre-paid purchases which were required to support the gaming inventory prior year. In addition, Other Assets decreased by $5.6 million primarily due to the merger related transactions costs that were classified as prepaids and subsequently expensed.

The cashflow from investing activities was marginal due to the combined net working capital structure of the acquisition transaction attributed to Cash Paid for Business Acquisition of Think3Fold that was acquired for no consideration.

Net cash used in financing activities was $8.8 million for the nine months ended March 31, 2023 versus cash provided of $81.1 million for the same period prior year. The primary reason for the decline was reduced borrowing necessary to maintain desired inventory levels. For the nine months ended March 31, 2023, our revolver increased to prepay for arcade gaming products and other inventory.

Critical Accounting Policies and Estimates

The consolidated financial statements and disclosures have been prepared in accordance with generally accepted accounting principles (GAAP) which requires that management apply accounting policies, estimates, and assumptions that impact the results of operations and the reported amounts of assets and liabilities in the financial statements. Management uses estimates and judgments based on historical experience and other variables believed to be reasonable at the time. Actual results may differ from these estimates under a separate set of assumptions or conditions. Note 2 of the Notes to the Unaudited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies and estimates, the following involve a higher degree of judgment or complexity:

Inventory and Returns Reserve: Product inventory is recorded at the lower of cost or net realizable value.

The valuation of inventory requires significant judgment and estimates, including evaluating the need for any adjustments to net realizable value related to excess or obsolete inventory to ensure that the inventory is reported at the lower of cost or net realizable value. For all product categories, the Company records any adjustments to net realizable value, if appropriate, based on historical sales, current inventory levels, anticipated customer demand, and general market conditions.

For the nine months ended March 31, 2023 the Company performed a net realizable value analysis to determine if a reserve or write- down was necessary for excess or obsolete inventory. The two most critical assumptions in the analysis were the estimated monthly sales and the average sales price. In the analysis of the average sales price, we considered our master pricing list or alternative approximations of net realizable value including: (a) Estimates based on fluctuations of market price or cost of manufacturing similar items, (b) Invoices for new purchases made after the year-end from the original supplier of the inventory item, if sales prices are not available (replacement cost), and/or (c) Advertised prices on product brochures, also considering possible discounts, costs to complete and sell, and salability. Management completed an analysis of the net realizable value of inventory and recognized a $7.1 million write-down for gaming arcades and $3.7 million for consumer products to their estimated net realizable value, which was recorded in cost of revenue during the nine months ended March 31, 2023. Prolonged macroeconomic instability in the United States including interest rates, inflation, or supply chain disruption could materially impact our assumptions for net realizable value.

Goodwill and Definite-Lived Intangible Assets, Net: The Company tests its goodwill for impairment only upon the occurrence of an event or circumstances that may indicate the fair value of the entity is less than it’s carrying amount. The Company will test goodwill for impairment at the entity level.

When a triggering event occurs, the Company has an option to first perform a qualitative assessment to determine whether it is more likely than not (i.e., 50% likely) that the fair value of the entity is less than it’s carrying amount. If the Company elects to use the qualitative option, it must decide whether it is more than 50% likely that the fair value of the entity is less than its carrying amount. If so, the one-step impairment test is required. However, if management concludes that fair value exceeds the carrying amount, further testing is unnecessary. Goodwill impairment is calculated as the amount by which the carrying amount of the entity including goodwill exceeds its fair value.

Intangible assets are stated at cost, less accumulated amortization. Amortization of customer relationships and lists is recorded using an accelerated method over the useful lives of the related assets, which range from 10 to 15 years. Covenants not to compete, trade name and favorable leases are amortized using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 15 years.

Impairment of Long-Lived Assets: Recoverability of long-lived assets, including property and equipment, goodwill and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the nine months ended March 31, 2023 or 2022.

Business Combinations — Valuation of Acquired Assets and Liabilities Assumed: The Company allocates the purchase price for each business combination, or acquired business, based upon (i) the fair value of the consideration paid and (ii) the fair value of net assets acquired, and liabilities assumed. The determination of the fair value of net assets acquired and liabilities assumed requires estimates and judgements of future cash flow expectations for the acquired business and the allocation of those cash flows to identifiable tangible and intangible assets. Fair values are calculated by applying estimates related to Internal Rate of Return (IRR) and Weighted Average Cost of Capital (WACC) assumptions as well as incorporating expected cash flows into industry standard valuation techniques. Goodwill is the amount by which the purchase price consideration exceeds the fair value of tangible and intangible assets acquired, less assumed liabilities. Intangible assets, such as customer relations and trade names, when identified, are separately recognized and amortized over their estimated useful lives, if considered definite lived. Acquisition costs are expensed as incurred and are included in the consolidated statements of operations and comprehensive income.

Warrant Liability is remeasured at fair value through the reporting period balance sheet date and trued up accordingly to represent the liability's fair value. Warrants are scheduled to expire on February 10, 2028. The fair value of the Private Warrant was measured using the Lattice model approach. Significant inputs into the respective models at February 10, 2023 (the initial recognition) and March 31, 2023 are as follows:

March 31,
Valuation Assumptions	2023
Stock Price	$3.30
Strike Price	$11.50
Volatility (annual)	28.6%
Risk-free rate	3.58%
Estimated time to expiration (years)	4.8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and trade receivables. The Company believes it is not exposed to any significant credit risk on cash as the Company’s primary cash is bank deposit accounts with high quality financial institutions and, although at times may exceed federally insured limits, is swept to our outstanding loan balance daily. The Company has not experienced any losses in these accounts. To minimize trade receivable risk, credit evaluation of customers is routinely conducted, and ongoing risk assessments performed. In addition, reserves for potential losses for uncollectible accounts are monitored and results are within management’s expectations.

Interest Rate Risk: Our interest rate risk is primarily related to our outstanding bank revolver. On March 31, 2023, we had our outstanding revolver balance subject to our Credit Facility with Bank of America and therefore exposed to market interest rate risk associated with the interest terms under that facility. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions.

As of March 31, 2023, the Company had approximately $127 million revolver balance under the Credit Facility with Bank of America. Interest on such borrowings accrued at a weighted average rate of 5.48% for the nine months ended March 31, 2023. Based on the average outstanding balance for the period, a hypothetical 100 basis point overall increase in the daily interest rates that we pay would increase the Company’s interest expense by approximately $0.4 million per quarter.

Inflation Risk: Inflation typically affects us by increasing our cost of finished products purchased from studios and manufacturers, freight & shipping costs, and payroll. The short-term impact of inflation on the results of the company’s operations is largely dependent on whether we can pass through incremental cost to our customers, which is subject to market conditions. During fiscal year 2021, we began to experience inflationary pressure on freight and labor. Disruptions in the transportation industry resulted in higher landed costs of $15.3 million, which was recorded as an inventory write down for the nine months ended March 31, 2023. Subsequently, cargo container shipping costs have returned to pre-covid levels. More recently, consistent with other retailers and distributors, higher interest rates and energy costs began to affect economic conditions in the United States. Inflation risk may deter consumer spending if economic conditions worsen, and our results of operations could be adversely affected if the high inflation continues for an extended period. We continue to monitor interest rates and believe they will have some impact on operations until they stabilize. Combined, general business conditions and inflationary factors may impact sales, gross profits, and gross margins; however, we do not expect inflation to have a material impact on our ability to execute our long-term strategy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness described below. This material weakness in our internal control over financial reporting relates to the fact that Alliance did not have the necessary business processes and related internal controls formally designed and implemented to address, as described further below. We have added and continue to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which are still being designed and implemented. The material weakness will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness

As previously disclosed, in connection with our consolidated financial statements as of and for the year ended June 30, 2022, and our unaudited condensed consolidated financial statements for the six months ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the accounting for the classification of the outstanding balance of the revolving credit facility, net, due to the fact that Alliance did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to certain routine and non-routine transactions. Specifically, the controls failed to detect errors in the accounting for the classification of the outstanding balance of the revolving credit facility, net, as of June 30, 2022, and September 30, 2022.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, Alliance was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to certain routine and non-routine transactions, such as the accounting implications resulting from covenant violations and maturity of the revolving credit facility, net. Our design and implementation of controls to evaluate and monitor the accounting for these routine and non-routine transactions were still not adequate as of March 31, 2023 due to the reasons described above.

Remediation Plan for Material Weakness

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting. As part of management’s remediation plan, certain efforts were put into place and were underway prior to December 31, 2022. All new and revised controls that management started to implement in the second fiscal quarter of 2023 as part of the remediation plan require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the next fiscal year in order to successfully remediate the identified material weaknesses.

Our remediation plan related to this material weakness includes:

●	Engaged a professional third-party service provider to assist management with the design and implementation of internal controls.
●	With the assistance from the third-party service provider, and under the supervision of the Chief Financial Officer, commenced the design and implementation of significant process transaction flows and key controls in the Company’s business processes, including revenue, inventory, income taxes, and IT environment. As discussed above, all new processes and controls were in the seasoning period as of December 31, 2022.
●	Adopted a process to identify and assess the Company’s disclosure controls and procedures, including the preparation and review of presentation and disclosure requirement checklists.

Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. The material weakness will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. Management will monitor the progress of the remediation plan and report regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weakness or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

In particular, on March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and the Sponsor, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form S-4, filed with the SEC on November 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. You should read this summary together with the more detailed description of each risk contained below.

●If Alliance fails to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, its business could be harmed.
●If Alliance does not successfully optimize and operate its fulfillment network, its business could be harmed.

●The markets in which Alliance participates are competitive, and if Alliance does not compete effectively, its operating results could be harmed.
●Alliance may not realize the anticipated benefits of acquisitions or investments in its acquisitions or joint ventures, or those benefits may be delayed or reduced in their realization.
●Alliance’s expansion into new products, services, technologies, and geographic regions subjects it to additional business, legal, financial, and competitive risks.
●Alliance’s international operations expose it to a number of risks.
●Alliance’s business will suffer if it is not successful in developing and expanding its partner brands across its consumer base.
●Consumer interests change rapidly, and acceptance of products and entertainment offerings are influenced by outside factors.
●An inability to develop, introduce and ship planned products, product lines and new brands in a timely and cost-effective manner may damage Alliance’s business.
●If Alliance is unable to navigate through global supply chain challenges, its business may be harmed.
●If Alliance is unable to adapt its business to the continued shift to ecommerce, its business may be harmed.
●The concentration of Alliance’s retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of its major customers could have a significant impact on it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

ALLIANCE ENTERTAINMENT HOLDING CORP.

Date: May 22, 2023	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/John Kutch
	Name:	John Kutch
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)