Form 10-K
period 2023-06-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2023-10-19
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number 001-40014

ALLIANCE ENTERTAINMENT HOLDING CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	85-2373325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 Peters Road, Suite 1000 Plantation, FL 33324

Registrant’s telephone number, including area code: (954) 255-4000

Securities registered pursuant to Section 12(b) of the Act:

Title:	Trading Symbol	Name of Exchange on which registered
Class A common stock, par value $0.0001 per share	AENT	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	AENTW	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☒

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2022, was $117,070,000.

As of October 18, 2023, 50,965,970 shares of Class A common stock, par value $0.0001 per share and 60,000,000 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, may constitute “forward-looking statements” for purposes of the federal securities laws. Alliance Entertainment Holding Corporation is referred to as “us,” the “Company” and “Alliance” throughout this Form 10-K. Our forward-looking statements include, but are not limited to, statements regarding Alliance’s and Alliance’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward- looking. Forward-looking statements in this 10-K may include, for example, statements about:

●	the expected benefits of the completed Business Combination;
●	Alliance’s financial and business performance;
●	expectations regarding Alliance’s strategies and future financial performance, including financial projections and business metrics, its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Alliance’s ability to invest in growth initiatives and pursue acquisition opportunities.

These forward-looking statements are based on information available as of the date of this 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties some of which are beyond our control. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	risks relating to the anticipated growth rates and market opportunities;
●	changes in applicable laws or regulations;
●	the ability of Alliance to execute its business model, including market acceptance of its systems and related services;
●	Alliance’s reliance on a concentration of suppliers for its products and services;
●	increases in Alliance’s costs, disruption of supply, or shortage of products and materials;
●	Alliance’s dependence on a concentration of customers, and failure to add new customers or expand sales to Alliance’s existing customers;
●	increased Alliance inventory and risk of obsolescence;
●	Alliance’s significant amount of indebtedness;
●	Our ability to continue as a going concern absent access to sources of liquidity;
●	risks and failure by Alliance to meet the covenant requirements of its revolving credit facility, including a fixed charge coverage ratio;

●	risks that a breach of the revolving credit facility, including Alliance’s recent breach of the covenant requirements, could result in the lender declaring a default and that the full outstanding amount under the revolving credit facility could be immediately due in full, which would have severe adverse consequences for the Company;
●	known or future litigation and regulatory enforcement risks, including the diversion of time and attention and the additional costs and demands on Alliance’s resources;
●	Alliance’s business being adversely affected by increased inflation, higher interest rates and other adverse economic, business, and/or competitive factors;
●	Alliance’s success in retaining or recruiting, or changes required in, our officers, key employees or directors, and our ability to attract and retain key personnel;
●	geopolitical risk and changes in applicable laws or regulations;
●	risk that the COVID-19 pandemic resurges, or another health crisis emerges, and local, state, and federal responses to addressing subsequent issues have an adverse effect on our business operations, as well as our financial condition and results of operations;
●	substantial regulations, which are evolving, and unfavorable changes or failure by Alliance to comply with these regulations;
●	product liability claims, which could harm Alliance’s financial condition and liquidity if Alliance is not able to defend or insure against such claims successfully;
●	various environmental and safety laws and regulations that could impose substantial costs upon Alliance and negatively impact Alliance’s ability to operate Alliance’s distribution facilities;
●	Supply chain issues that negatively impact Alliance’s ability to deliver products in a timely and efficient manner;
●	outages and disruptions of Alliance’s services if it fails to maintain adequate security and supporting infrastructure as it scales Alliance’s information technology systems;
●	availability of additional capital to support business growth;
●	failure to protect Alliance’s intellectual property;
●	the inability of Alliance to develop and maintain effective internal controls;
●	the diversion of management’s attention and consumption of resources as a result of potential acquisitions of other companies;
●	cyber-attacks and security vulnerabilities;
●	any changes to U.S. tax laws; and
●	other risks and uncertainties described in this 10-K, including those on page 12 under the section titled “Risk Factors.”

In addition, statements that “Alliance believes” and similar statements reflect Alliance’s beliefs and opinions on the relevant subject. These statements are based upon information available to Alliance as of the date of this 10-K filing, and while Alliance believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that such party has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

CERTAIN DEFINED TERMS

References in this annual report to “we,” “us,” “Alliance,” “company” or “our company” are to Alliance Entertainment Holding Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated or reasonably apparent from the context.

In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:

●	“Alliance” means Alliance Entertainment Holding Corp., a Delaware corporation.
●	“Alliance Initial Stockholders” means the Sponsor, affiliate of ThinkEquity and any other holders of Alliance’s founder shares prior to its initial public offering and their permitted transferees.
●	“Board” or “Board of Directors” means the board of directors of Alliance.
●	“Business Combination” means the transactions realized by the Business Combination Agreement.
●	“Business Combination Agreement” means that Business Combination Agreement, dated as of June 22, 2022, by and among Adara, Merger Sub and Legacy Alliance.
●	“Bylaws” means our amended and restated bylaws, adopted as of February 10, 2023.
●	“Certificate of Incorporation” means our second amended and restated certificate of incorporation, dated February 10, 2023.
●	“Class A common stock” means the Class A common stock par value $0.0001 per share, of Alliance.
●	“Class E common stock” means the Class E common stock, par value $0.0001 per share, of Alliance.
●	“Closing” means the closing of the Business Combination.
●	“Code” means the Internal Revenue Code of 1986, as amended.
●	“Common stock” means the Class A common stock and the Class E common stock.
●	“DGCL” means the General Corporation Law of the State of Delaware.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“GAAP” means U.S. generally accepted accounting principles.
●	“Initial Stockholder Shares” means 1,500,000 shares of Class A common stock that currently are owned by the Alliance Initial Stockholders, The Initial Stockholder Shares were shares of Class B common stock, par value $0.0001 per share, of Alliance that automatically converted into shares of Class A common stock upon the closing of the Business Combination.
●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.
●	“Legacy Alliance” means Alliance Entertainment Holding Corp, a Delaware corporation, prior to the Business Combination.
●	“Merger Sub” means Adara Merger Sub., a Delaware corporation and a wholly owned subsidiary of Adara.
●	“private warrants” means the warrants to purchase Class A common stock purchased in a private placement in connection with the Alliance IPO.

●	“Public shares” means shares of Class A common stock included in the public units sold in the Alliance IPO.
●	“Public stockholders” means holders of public shares, including the Alliance Initial Stockholders to the extent the Alliance Initial Stockholders hold public shares; provided, that the Alliance Initial Stockholders are considered a “public stockholder” only with respect to any public shares held by them.
●	“Public warrants” means the warrants included as a component of the public units sold in the Alliance IPO.
●	“SEC” means the U.S. Securities and Exchange Commission.
●	“Securities Act” means the Securities Act of 1933, as amended.
●	“Sponsor” means Adara Sponsor LLC, a Delaware limited liability company, and an Adara Initial Stockholder.
●	“Underwriter warrants” means the warrants issued to the underwriter of the IPO and its designees in connection with the IPO.
●	“Warrants” means public warrants, the private warrants and the underwriter warrants.

v

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

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 375,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys and collectibles, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

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

The Business Combination Agreement

On February 10, 2023, Adara, Alliance and Merger Sub consummated the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance and Alliance was effected by the merger of Merger Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly owned subsidiary of Alliance. Following the consummation of the Merger on the closing of the Business Combination, Alliance changed its name from Alliance Acquisition Corp. to Alliance Entertainment Holding Corporation.

Pursuant to the Business Combination Agreement, Alliance issued (i) 47,500,000 shares of Class A common stock of Alliance to holders of common stock of Legacy Alliance and (ii) 60,000,000 shares of Class E common stock of Alliance to the Legacy Alliance stockholders were placed in an escrow account to be released to such Legacy Alliance stockholders and converted into Class A common stock upon the occurrence of certain triggering events.

Alliance’s Business

With more than thirty years of distribution experience, Alliance serves customers of every size, providing a suite of services to resellers and retailers worldwide. We believe that our efficient processing and essential seller tools noticeably reduce the costs associated with administrating multiple vendor relationships and streamline the overall purchasing experience. Alliance believes that it is a single source for all customer entertainment product needs. As a solutions-based operation, Alliance seeks to drive sales for their suppliers with broad product selection and cost-efficient processing.

Alliance’s distribution business is built around three areas, where our marketplace value is created: Service, Selection and Technology.

Service

Alliance provides efficient, Omni-Channel expansion solutions for retailers, including:

●	E-Commerce and DTC

Alliance provides leading product and e-commerce distribution and inventory solutions. Alliance provides a full, enterprise-level infrastructure and dropships orders directly to consumers on behalf of its customers. The entire ordering, confirmation and invoicing process is automated. The functionality allows customers to focus on sales while Alliance performs all stocking, warehousing, and shipping functions.

●	Vendor Managed Inventory

Alliance is a leader in vendor managed inventory (VMI) solutions providing solutions tailored to customers to support their inventory needs. These value-add services provide a highly technical, critical business function for our partners using traiting of locations and min/max system of supply.

●	Subsidiary Brands — We operate under the following subsidiaries which focus on the following product brand areas:

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

Alliance — was a competitor to CD Listening Bar when CD Listening Bar acquired Alliance in 2013. Alliance primarily serviced B&N and Best Buy, and hundreds of independent retailers. This reverse merger by which CD Listening Bar merged into Alliance made Alliance the largest music and video distributor in the world.

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

Selection:

Product Categories — Alliance consolidates and distributes a portfolio of entertainment products with over 375,000 SKUs in stock in core media and entertainment product areas in five primary categories:

●	Gaming Products: For the fiscal year ended June 30, 2023, gaming represented 34% of Alliance revenues on a consolidated basis. Leading products distributed are: Nintendo, Microsoft, Arcade1Up, and all third party video game publishers. For the year ended June 30, 2022, gaming represented approximately 39% of Alliance revenues on a consolidated basis.
●	Vinyl Records: For the fiscal year ended June 30, 2023, vinyl represented 28% of all Company revenues on a consolidated basis. For the year ended June 30, 2022, vinyl represented approximately 23% of Alliance revenues on a consolidated basis.
●	Digital Video Discs and Blu-Ray: DVD sales for the fiscal year ended June 30, 2023, represent 16% of Alliance’s consolidated revenue. For the year ended June 30, 2022, digital video discs and blu-ray represented approximately 19% of Alliance revenues on a consolidated basis.
●	Compact Discs: CDs for the fiscal year ended June 30, 2023, represent 11% of Alliance’s consolidated revenue. For the year ended June 30, 2022, CDs represented approximately 11% of Alliance revenues on a consolidated basis.
●	Consumer Products and Collectibles: Alliance has experienced steady growth in collectible and consumer products, representing 7% of the Company consolidated revenue for the fiscal year ended June 30, 2023. For the year ended June 30, 2022, collectibles and consumer products represented approximately 4% of Alliance revenues on a consolidated basis.

Technology:

Alliance’s technology platforms combine customer-friendly applications and efficient operating systems with access to the Company’s global content inventory across all current market segments. These platforms offer the Alliance marketplace stakeholders feature-rich tools and services for all aspects of consumer engagement, transaction processing and business development.

We continue to invest in enhancements to our automated handling equipment capable of reducing shipping times, streamlining order processing, and improving overall warehouse. In December 2022, Alliance completed installation of a state-of-the art AutoStore Automated Storage & Retrieval System (ASRS) for its Shepherdsville, KY warehouse. This system has improved Alliance’s warehouse operations, allowing the Company to achieve increased levels of speed, reliability, capacity, and precision, resulting in significant cost savings.

The Company’s platforms enable stakeholders to search and purchase personalized product selections efficiently. Through a modern and intuitive user interface, customers access Alliance’s global inventory as well as integrated marketing tools, conversational commerce, Fintech solutions, self-service purchasing and 24/7 support. Current features of Alliance’s customer engaging technology features include seamless connectivity across desk-top, notebook and mobile devices.

Alliance’s newer platforms also incorporate tools and services that increase revenue and profitability when compared to legacy distribution systems. In addition to robust search, selection and purchase transaction tools and service support, the Company’s platforms currently incorporate a Fintech platform with an extensive selection of payment options. Further, Alliance’s technology offers a multi-channel marketing platform supporting retailer marketplace participants’ growth and business development with fully integrated product marketing and CRM tools. Management believes the result is a more comprehensive, engaging and cost-effective transaction process designed to make all stakeholders more productive and competitive.

Industry Background

The industries in which the Company participates are:

●	Packaged Goods consisting of physical media and entertainment content;
●	Gaming Consoles and Accessories; and

●	Toys and Collectibles.

The background components within the physical media and entertainment industry are as follows:

Vinyl Records

The Company expects vinyl sales to increase during the next five plus years. Industry wide, vinyl sales surpassed CD sales and revenue in the vinyl industry grew to approximately $2 billion in 2022. The industry projects vinyl sales to reach $4.1 billion by 2030 or a CAGR of nearly 10%. Alliance believes that the growth in vinyl is being driven by millennial consumers. It is economically priced, more accessible and has better audio quality, according to some experts.

Gaming Products

The gaming industry shows strong growth over the next few years from 2023 to 2030. The global gaming industry was valued at approximately $250 billion in 2022 and is expected to reach $665 billion by 2030. The CAGR is 13.1% during the forecast period from 2023 to 2030. Contributing factors include more people staying home than before and emerging technologies in gaming such as cloud, AR, VR and AI.

Consumer Products and Collectibles

The market for consumer products/collectibles shows steady growth over the next few years. While market segmentation is expansive, the collectibles market CAGR estimates range from 4% to 6% this decade. Toys and collectibles (Funko, Mattel, Hasbro, Lego, Playmobil, action figures) capitalize on the social trend of facilitating creative play combined with reducing screen time. In addition, nostalgic franchises have become relatively trendy.

Compact Discs

Vinyl continues to surpass CD sales. CD Revenues in the US in 2022 were $483 million as compared to approximately $585 million in 2021. Sales volume have decreased from 47 million units in 2021 to 33 million in 2022. Alliance historically over-indexes the industry compared to CD revenues in the United States due to its Amped division adding more exclusive labels to distribute.

DVD and Blu-Ray

Disc versions of video game consoles allow those users access to play the disc version of movies. Broadband speeds are not always ideal for high quality streaming even in developed countries. This problem is worse in developing countries. However, factors such as access to digital copies of films, and on-demand streaming services have caused DVD sales to decline. In 2022, US sales declined from approximately $2.0 billion in 2021 to $1.6 billion in 2022 or -20%. Alliance historically over-indexes the industry compared to DVD and Blu-ray revenues in the United States because of Distribution Solution’s division adding more exclusive studio products to distribute.

Market Opportunity

The Company has identified three primary market areas where it currently conducts business and plans to grow its business:

Content Media

●	As technology and social trends evolve, the film and music market studios are overhauling their business models to take advantage of changing consumer behavior and expanding media platforms. A large opportunity for licensing and distributing products exists for companies with the technology, process, and relationships to efficiently manage supply chain logistics in bulk to major retailers and direct to consumers.
●	Consumers continue to trend towards vinyl records due to the desire to own the physical product, the sound quality, and the intrinsic value of the album artwork.

●	Despite the rise of digital distribution models, 66% of console consumers still prefer to buy physical versions of games.

Fulfillment.

●	The global e-commerce fulfillment services market size was valued at $110 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 14% from 2023 to 2030).
●	The market is anticipated to witness substantial growth during the period due to the proliferation of the e-commerce industry, especially in emerging markets leading to an unprecedented rise in the number of online buyers.
●	It is anticipated that fulfilment in North America will continue to be funneled into established brands (for example, Amazon, Walmart, Best Buy and Target).
●	The global third-party logistics market was valued at $1,022 billion in 2023 and is forecasted to reach $1,590 billion by the year 2028. The market is anticipated to register a CAGR of 5.5% during the same period.
●	Retailers and manufacturers are increasing their focus on core competencies to sustain the intense competition in their respective markets. Due to this, they are outsourcing their other supporting activities to third party vendors.

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

We believe that our key strengths position us to deliver on our strategy to grow profitably and optimize our core physical media and entertainment product distributors fulfillment and e-commerce distribution solutions while expanding and investing in higher margin advanced technology solutions and high value services.

The Company believes the following strengths are key to its ability to grow and maintain its position as a market leader:

●	Proven Management Experience and Equity Rollover. With over 30 years of operations and experience, Alliance management has extensive knowledge and is rolling over all of their equity in the Business Combination in preparation to lead the Company towards future growth.
●	Significant barriers to entry and market leadership. Alliance is a leader in fulfillment and e-commerce distribution with over 375,000 SKUs in stock. The Company’s market leadership is further protected by a three-pronged moat of services, selection, and technology. The Company’s platforms create efficiencies, which benefit its partners in the physical media and entertainment marketplace. As a result, both suppliers and retailer customers rely on the Company’s platforms to fuel transaction volume.
●	Organic Growth Opportunities. Through the expansion of partnerships with vendors and customers as well as investment in existing facilities, Alliance expects to continue to grow revenue and expand margins.
●	Proven track record of building scale through significant acquisitions. Since inception, Alliance has successfully acquired and integrated nine businesses that have greatly expanded our vendors and customers we are supporting. This M&A activity has built scale and added capabilities to the Company’s platforms. Further, Alliance has demonstrated an ability to integrate those companies into its existing platforms to improve the acquired businesses fundamentally. Alliance management believes there remain significant consolidation opportunities to drive future growth through the acquisition of complementary businesses and competitors.
●	Modern technology distribution platform and interface. The Company’s technology platform increases the efficiency of transactions, provides great mobile accessibility, and incorporates modern marketing and Fintech tools.

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

Suppliers

Alliance distributes and markets over 600,000 products worldwide from approximately 400 of the industry’s premier physical media entertainment products suppliers. Typically, it maintains approximately over 375,000 SKUs of unique items in its on-hand inventory.

For the fiscal year ended June 30, 2023, five suppliers made up approximately 49% of product receipt value and 23 suppliers made up 80%. By comparison, for the fiscal year ended June 30, 2022, five suppliers made up approximately 52% of the product receipts and 20 suppliers made up 80%. One supplier comprised of approximately 15% of Alliance’s total receipts for the year ended June 30, 2022, and 2023.

Alliance has written supply agreements with many of its suppliers and these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries, and in some cases certain channels, in which it may distribute the products. Some of Alliance’s agreements with suppliers may contain limitations of liability with respect to our suppliers’ obligations and warranties. Historically, warranty expenses have not been material.

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

Customers

Alliance conducts business with most of the leading retailers of entertainment products and services around the world. Alliance serves a customer base that is divided into categories including retailers, direct marketers, Internet-based resellers, independent dealers, product category specialists and other distributors. Management believes that many of its customers are heavily dependent on Alliance as a partner with the necessary systems, capital, inventory availability, and distribution and facilities in place to provide fulfillment and other services. Alliance tries to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve. Alliance has over 4,000 customers shipping to over 35,000 storefronts and service over 2,000 independent music and video retailers.

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

For the year ended June 30, 2023, Alliance’s top five customers represented approximately 50% of its consolidated revenue. Alliance’s top customer represented 23% of its consolidated net sales. By comparison, for the fiscal year ended June 30, 2022, the top five customers generated approximately 55% of consolidated revenue with one customer representing almost 27%.

Our Business is Affected by Seasonality

Alliance experiences some seasonal fluctuation in demand in our business due to changes in consumer behavior and schedules of new releases. In addition, the Company typically experiences an increase in demand in the September-to-December period, driven primarily by pre-holiday stocking levels in the retail channel for its North American business.

How We Manage Our Inventory

Alliance strives to maintain enough product inventories to achieve optimum order fill rates. Alliance’s business, like that of other distributors, is subject to the risk that the value of our inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers to offer distributors limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. Alliance continually takes various actions, including monitoring inventory levels and controlling the timing of purchases, to maximize its protection under supplier programs and reduce inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect Alliance against declines in inventory value, or that they will not be revised in such a manner as to adversely impact Alliance’s ability to obtain price protection. Alliance is subject to the risk that inventory values may decline, and supplier agreements may not adequately cover the decline in values. Alliance manages these risks through pricing and continual monitoring of existing inventory levels relative to customer demand, reflecting its forecasts of future demand and market conditions. On an ongoing basis, Alliance reduces inventory values for excess and obsolescence to assist in the liquidation of impacted inventories. Music CD’s and Video Movies are 100% returnable back to Alliance’s suppliers. Products that have exclusive distributions for Amped and Distribution Solutions are not owned by Alliance and are treated as consignment as for ownership and title.

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

Intellectual Property

Alliance’s intellectual property is an important component of its business. The Company relies on a combination of domain names, trademarks, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to protect its intellectual property. As of June 30, 2023, Alliance has no active patents or patent applications, but intends to pursue patent protection to the extent it believes it would be beneficial and cost effective.

As of June 30, 2023, the Company owned 22 U.S. registered or pending trademarks and registered or pending trademarks in two other jurisdictions. Alliance also owns over 140 domain names including www.deepdiscount.com, www.aent.com, www.cokem.com, www.importcds.com, www.ds.aent.com, and www.ampeddistribution.com.

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

Human Capital Resources

As of June 30, 2023, Alliance had approximately 761 employees on its payroll and approximately 266 workers hired through staffing agencies throughout the U.S. and internationally. As of June 30, 2022, Alliance had approximately 797 employees on its payroll and approximately 332 workers hired through staffing agencies throughout the U.S. and internationally. Staffing agencies are used to flex labor capacity to ensure the labor supply and demand are in balance. None of Alliance’s employees are subject to a collective bargaining agreement and Alliance believes it has a good relationship with its employees and staffing agencies.

Employees & Demographics. With respect to global demographics at June 30, 2023, approximately 47% of the Company’s payroll employees are female and 53% are male.

Talent & Turnover. With a focus on talent acquisition, the leadership team seeks out the most qualified candidates for open roles and endeavors to keep them at Alliance. Alliance has a robust program for seeking out those candidates, which ranges from sourcing through talent applications, reviewing direct applicants and using internal referrals to fill roles. Additionally, Alliance strives to promote internally when possible. Alliance’s program resulted in an annualized turnover rate of about 15% for the fiscal year ended June 30, 2023.

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

Health, Safety & Welfare. Management acted quickly to respond to safety protocols as a result of the COVID-19 pandemic to protect the health and safety of its team members. We established comprehensive protocols and guidelines in line with the recommendations of health authorities to protect the health and safety of our employees. As we transition into the post-pandemic period, we are evaluating the effectiveness of these changes and identifying opportunities to address our policies in the event of a recurrence.

Regulatory Compliance

The Company’s overall business approach and strategy includes rigorous attention to regulatory compliance, as its operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions. Alliance’s business is subject to a wide array of laws, regulations, and standards in each domestic and foreign jurisdiction where we operate. Alliance has a buying office in the UK and operates under the name Fulfillment Express. Fulfillment Express sources music from the UK music suppliers that is then transferred (exported from the United Kingdom) to Kentucky where that music product is prepared to sell in the US market. Fulfillment Express makes no sales of any kind, it is a buying office.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) of 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this annual report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. It is important that investors and stakeholders read this summary together with the more detailed description of each risk contained below:

●	If Alliance fails to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, its business could be harmed;
●	If Alliance does not successfully optimize and operate its fulfillment network, its business could be harmed;
●	Disruptions in Alliance’s supply chain have increased product expenditures and could result in an adverse impact on results of operations;
●	Inflation could cause Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings;
●	Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Alliance’s customers could negatively impact Alliance’s sales growth and results of operations;
●	Our expansion places a strain on our management, operational, financial, and other resources;

●	Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks;
●	Our business will suffer if we are not successful in developing and expanding our partner brands across our consumer base;
●	Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors;
●	If we are unable to navigate through global supply chain challenges, our business may be harmed;
●	If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed;
●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or service providers could negatively impact our business;
●	We face significant inventory risk;
●	We rely on third-party suppliers, labels, studios, publishers, suppliers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services;
●	The maturity of our Credit Facility, along with the Company’s losses from operations and negative cash generated from operations for the nine-month period ended June 30, 2023, has raised substantial doubt regarding our ability to continue as a going concern;
●	Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business;
●	Covenants and events of default under Alliance’s Credit Facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity;
●	Alliance has engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations;
●	Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions;
●	If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed;
●	Alliance has identified material weaknesses in its internal controls over financial reporting. If remediation of such material weaknesses is not effective, or if we fail to develop and maintain proper and effective internal controls over financial reporting, Alliance’s ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired;
●	Prior to the Business Combination, Adara had accounted for its outstanding Warrants as a warrant liability and following the Business Combination, Alliance is required to determine the value warrant liability for the Private Warrants quarterly, which could have a material impact on Alliance’s financial position and operating results;
●	Alliance’s management has limited experience in operating a public company;
●	We might not be able to obtain or maintain the listing of our Class A common stock on the Nasdaq Capital Market;

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

We rely on a number of shipping companies to deliver inventory to us and complete orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors.

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

The music, video, gaming and entertainment industry is highly competitive. We compete in the U.S. and internationally with a wide array of large and small distributors, and sellers of vinyl records, CD’s, DVD’s, video games and other entertainment and consumer products. In addition, we compete with companies who are focused on building their brands across multiple product and consumer categories, including through entertainment offerings. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking which will appeal to consumers, and introducing new products that compete with our products for consumer acceptance and purchase.

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

The occurrence of one or more natural or human induced disasters, including pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest attacks in a country in which Alliance’s suppliers are located; and the imposition of measures that create barriers to or increase the costs associated with international trade could result in disruption of Alliance’s logistics or supply chain network. For example, the outbreak of the COVID-19 pandemic disrupted the operations of Alliance and its suppliers and customers. Customer demand for certain products has also fluctuated during the pandemic which challenged Alliance’s ability to anticipate and/or procure product to maintain inventory levels to meet that demand. Additionally supply chain disruptions can be the result of the bankruptcy or failure of trucking and other logistics businesses. Labor shortages can also cause supply chain disruptions.

These factors have resulted in higher product inventory cost positions in certain products as well as delays in delivering those products to Alliance’s distribution centers, branches or customers, and similar results may occur in the future. Even when Alliance is able to find alternate sources for certain products, they may cost more or require Alliance to incur higher transportation costs, which could adversely impact Alliance’s profitability and financial condition. Any of these circumstances could impair Alliance’s ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties, or damage to Alliance’s reputation. Any such increased product costs from supplier disruption could adversely impact the results of operations and financial performance.

Inflation has caused and may continue to experience Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.

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

Declines in the profitability of acquired brands or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Similarly, declines in our profitability may impact on the fair value of our reporting unit, which could result in a write-down of our goodwill and consequently harm our net earnings.

Risks Related to Expansion of our Business

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

We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to market our products more effectively, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies, and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

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

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

●	local economic and political conditions;
●	government regulation and compliance requirements (such as regulation of our product and service offerings and of competition), restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;
●	restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet- friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;
●	business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;
●	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
●	limited fulfillment and technology infrastructure;
●	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
●	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;
●	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;
●	lower levels of credit card usage and increased payment risk;
●	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;
●	different employee/employer relationships and the existence of works councils and labor unions;
●	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
●	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and
●	geopolitical events, including war and terrorism.

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

Risks Related to Shifts in Consumer Demand

Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors.

The interests of families, individuals, fans and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever- increasing utilization of technology, social media and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products which compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles.

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

Risks Related to Our Supply Chain and Sales Channels

If we are unable to navigate through global supply chain challenges, our business may be harmed.

Beginning in 2021, and continuing through 2022, we faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions. We have in the past experienced increases in material costs and shortages for some of our products or any periodic and unpredictable manufacturing shut-downs, for example due to COVID-19. While we have taken actions to lessen the impact of these supply chain challenges, such as through the use of alternative ports and air freight, such actions resulted in higher costs and there can be no assurance that the actions taken will continue to be effective. We have also increased prices in some cases to help offset increased costs. We can provide no assurance that we will be able to avoid supply chain challenges in the future, or if we face such challenges, that we will be able to increase prices in the future. We also cannot assure that price increases we have already taken will offset the entirety of additional costs we have incurred and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.

If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed.

In fiscal year 2023, ecommerce sales represented approximately 24% of our top four customers overall sales as consumers increasingly purchased our products online as compared to through in-store shopping due to the continued transition to ecommerce accelerated by the shutdown and limited access to retail stores during the COVID-19 pandemic. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. This supply chain is further strained by customers desiring faster delivery at reduced costs. Additionally, if our technology and systems used to support ecommerce order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.

The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

For the year ended June 30, 2023, our top five customers generated approximately 50% of net sales and our top customer accounted for approximately 23% (Including all channels, market segments and lines of business) of our total net sales and purchased a mix of products comprised of approximately 47% music, 24% games, 23% movies, and 6% Consumer Products. For the year ended June 30, 2022, our top customer accounted for 27% of our total net sales including all channels, market segments and lines of business. Due to our customer concentration, if our top customer was to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.

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

All the products we offer are manufactured by third-party labels, studios, publishers, and suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the costs of the products we offer, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

We continually seek to expand our base of product suppliers, especially as we identify new markets. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations. If we are unable to identify or enter distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

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

We primarily rely on the major suppliers for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these suppliers or if one of the two experiences performance problems or other difficulties, it could negatively impact our operating results and our consumer or retail partner experience. Shipping vendors may also impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party labels, studios, publishers, and suppliers, and the escalating trade dispute between the United States and China has and may in the future lead to increased tariffs, the revocation of current tariff exclusions for certain of our products, which may restrict the flow of the goods from China to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results and prospects.

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

We also occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our chargeback rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. To mitigate credit card fraud, we use Kount to score all credit card orders for risk of fraud. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and labels, studios, publishers, suppliers based primarily in the United States, China and Mexico and other countries to a lesser extent, to manufacture and supply all the products we offer and sell.

We engage many of our third-party suppliers and labels, studios, publishers, suppliers on a purchase order basis and in most cases are not party to long-term contracts with them. The ability and willingness of these third parties to supply and manufacture the products we offer, and sell may be affected by competing orders placed by other companies and the demands of those companies. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business. In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. Quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

Risks Related to Our Debt

The maturity of our Credit Facility, along with the Company’s losses from operations for the year ended June 30, 2023, has raised substantial doubt regarding our ability to continue as a going concern.

Our Credit Facility with Bank of America was extended from September 29, 2023 to December 31, 2023, and we have been unable to maintain a certain minimum fixed charged ratio to comply with the financial covenants associated as defined in the Credit Facility, having obtained a waiver for the non-compliance. Without generating sufficient cash flow from operations, access to other sources of liquidity or an extension of the existing credit facility, along with the fact that the Company has experienced losses from operations for the year ended June 30, 2023, and has a working capital deficit, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business.

The Company executed an amendment to its Credit Facility with Bank of America on January 24, 2022, (retroactive to January 1, 2022), to transition the interest rate benchmark from Libor to a Secured Overnight Financing Rate (SOFR). The effective interest rate on the revolver using SOFR for the year ended June 30, 2023, was 6.0% (SOFR plus a spread of 2.11%). The effective interest rate for the year ended June 30, 2022, was 3.61%.

The Credit Facility maturity was extended from September 29, 2023 to December 31, 2023, has a variable annual interest rate equal to the higher of the Prime rate, Federal Funds rate plus .5% or Bank of America Libor rate plus 2%, up to January 1, 2022, and SOFR plus a spread of 2.11% going forward. On June 30, 2022, the Credit Facility with Bank of America was increased from $175 million to $225 million. On April 21, 2023, in connection with Amendment No. 12 as defined below, the Credit Facility with Bank of America was reduced from $225 million to $175 million.

As disclosed in Note 8, on April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023 and certain other non-financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. Pursuant to Amendment No. 12, the Borrowers agreed to pay an Agent waiver fee of approximately $180,000.

On September 13, 2023, certain subsidiaries of the Company, as Borrowers under the Credit Facility (the “Borrowers”), entered into Amendment Number Thirteen and Waiver (“Amendment No. 13”) to the Credit Facility. Amendment No. 13 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including a favored Equipment Lease Guaranty with Fifth Third Bank and short-term loans known as Ogilvie Loan Transactions ranging from $7.6 million to $17.0 million during the months of June, July and August 2023. The parties acknowledge these are breaches of the covenants of the Credit Facility; however, the Borrowers have requested, and the Lenders have agreed to waive the Specified Events of Default and amend the Credit Facility and extend the Revolver Termination Date for a period of 93 days to December 31, 2023.

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

Availability under the Credit Facility is limited by the Company’s borrowing base calculation, as defined in the Credit Facility. In addition, there is a commitment fee of 0.25% for unused credit line with fees for the years ended June 30, 2023 and 2022 of $147,000 and $100,000, respectively. Availability at June 30, 2023, was $2 million with an outstanding revolver balance of $133 million. Availability at June 30, 2022 was $48 million with an outstanding Revolver balance of $136 million. Because of the event of default, the lenders are under no obligation to fund any loan, arrange for the issuance of any letter of credit, or grant any other accommodation to or for the benefit of the Company.

Revolver balance consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Bank of America Revolving Credit Facility	$133,323	$136,176
Less: Deferred Finance Costs	(42)	(208)
Revolving Credit, Net	$133,281	$135,968

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

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Credit Facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business. As disclosed in Note 8 to the Company’s consolidated financial statements, during the year ended June 30, 2023, the Company failed to meet the Fixed Charge Coverage Ratio covenant requirement.

Covenants and events of default under Alliance’s Credit Facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Alliance’s Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, Alliance obtained a waiver for non-compliance with one non-financial covenant related to its delivery of the monthly unaudited financial statements and compliance certificates for the periods pertaining to June 30, 2022, July 31, 2022 and August 31, 2022. This non-compliance resulted in events of default under the Credit Facility. As a result of this non-compliance as of the balance sheet date and periods thereafter, the Company had classified the outstanding balance of the Credit Facility Net of $135,968 as a current liability as of June 30, 2022.

As disclosed in Note 8 to the Company’s consolidated financial statements, during year ended June 30, 2023, the Company failed to meet the Fixed Charge Coverage Ratio covenant requirement. The Company received a waiver for failure to meet the Fixed Charge Coverage Ratio for the twelve trailing months ended November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023. On April 21, 2023, certain subsidiaries of the Company executed an Amendment Number Twelve to the Loan and Security Agreement and Waiver, which formalizes such waiver and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, measured on a calendar year to date basis as of the last day of the month, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. The failure to maintain compliance with covenant requirements if not waived by our lender causes the outstanding borrowings to be in default and payable on demand, which would have a material adverse effect on us and our ability to continue as a going concern.

On September 13, 2023 certain subsidiaries of the Company, as Borrowers entered into Amendment No. 13 to the Credit Facility. Amendment No. 13 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including a favored Equipment Lease Guaranty with Fifth Third Bank and short-term loans known as Ogilvie Loan Transactions ranging from $7.6 million to $17.0 million during the months of June, July and August, 2023. The parties acknowledge these are breaches of the covenants of the Credit Facility; however, the borrowers have requested, and the Lenders have agreed to waive the Specified Events of Default and amend the Credit Facility and extend the Revolver Termination Date for a period of 93 days to December 31, 2023.

A breach of the covenants under the Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Facility could permit the lenders under the Credit Facility to terminate all commitments to extend further credit under the Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lender accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. You should read our more detailed descriptions of the Credit Facility set forth in this 10-K and in our filings with the SEC, as well as credit agreements which are also filed with the SEC, for further information about these covenants.

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

We operate the business with an asset-based line of credit to fund working capital to support our Accounts Payable and our Inventory purchases.

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

Due to the seasonal nature of our business, in order to meet our working capital needs we rely on a revolving credit agreement which provides for a $175,000,000 committed revolving asset-based loan Credit Facility. The Credit Facility contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating, and strategic flexibility. The Company received a waiver from the lender for non-compliance with certain non-financial covenants as of June 30, 2022, July 31, 2022, and August 31, 2022. Subsequently, the Company also received a waiver for failure to meet the Fixed Charge Coverage Ratio for the twelve trailing months ended November 30, 2022 and December 31, 2022, January 31, 2023 and February 28, 2023. Additionally, a waiver was received on September 13, for certain specified events of default under the Credit Facility, including a favored Equipment Lease Guaranty with Fifth Third Bank and short-term loans known as Ogilvie Loan Transactions ranging from $7.6 to $17.0 million during the months of June, July and August, 2023. The parties acknowledge these are breaches of the covenants of the Credit Facility; however, the Borrowers have requested, and the Lenders have agreed to waive the Specified Events of Default and amend the Credit Facility and extend the Revolver Termination Date for a period of 93 days to December 31, 2023.

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

Risks Related to our Management

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

Alliance has entered transactions with related parties, including our two principal stockholders. We have entered into transactions with companies owned by Bruce Ogilvie and Jeffrey Walker, including GameFly Holdings, LLC. For the year ended June 30, 2023 and 2022, Alliance made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $16.8 million and $7.5 million respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts payable to GameFly are at fair market value. Although the agreement between Alliance and GameFly can be terminated by either party at any time, given Mr. Ogilvie’s and Mr. Walker’s positions with Alliance as Executive Chairman and Chief Executive Officer, respectively. On September 13, 2023 certain subsidiaries of the Company, as Borrowers entered into Amendment No. 13 to the Credit Facility. Amendment No. 13 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including a favored Equipment Lease Guaranty with Fifth Third Bank and short-term loans known as Ogilvie Loan Transactions ranging from $7.6 million to $17.0 million during the months of June, July and August, 2023. The parties acknowledge these are breaches of the covenants of the Credit Facility; however, the borrowers have requested, and the Lenders have agreed to waive the Specified Events of Default and amend the Credit Facility and extend the Revolver Termination Date for a period of 93 days to December 31, 2023. We may in the future enter into additional transactions with entities in which majority shareholders, executive officers and members of our board of directors and other related parties hold ownership interests. See “Certain Relationships and Related Party Transactions.”

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

Alliance may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for Alliance to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that Alliance will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.

Risks Related to Our Technology and Intellectual Property

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

We and our business partners maintain significant amounts of data electronically in locations around the United States and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled, and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

Risks Related to Matters Outside our Control That May Impact Our Business

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

The global outbreak of the coronavirus which continues to adversely impact global populations, and any other variants or outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:

●	difficulties in shipping and distributing products due to ongoing port capacity, and labor, shipping container and truck transportation shortages, resulting in higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and in some cases result in lost sales.
●	disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, Vietnam, and the United States.
●	adverse sales impact due to changes in consumer purchasing behavior and availability of products to consumers, resulting from retail store closures, limited reopening of retail stores and limitations on the capacity of ecommerce channels to supply additional products.
●	fluctuations in our performance based on the progress of different countries in controlling the coronavirus and the maturity of e-commerce platforms in those markets.
●	limited production of live action scripted and unscripted entertainment content due to the hard stop and soft reopening of production studios.
●	delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners.
●	increases in entertainment production costs due to measures required to minimize COVID-19 risks; and
●	challenges of working remotely.

We have reopened our offices, providing employees with flexibility in their return to the office by working partially in the office and partially remote. We have taken measures to safely bring additional workers back to the office, including a return to fully remote work when variants emerge which increase infection rates significantly in areas where we do business. The transition back from fully remote work to partial remote and partial in person may be difficult for some employees. We are actively soliciting feedback and making modifications to provide our employees with a productive and safe environment, and plan to continue to monitor employee efficiency, satisfaction, and morale as we continue to transition. There can be no assurance that employees will not have some disruption in their work due to the transition. Changes in flexible working arrangements could impact employee retention, employees’ productivity, and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.

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

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow us to make a profit. Rising fuel and raw material prices, due to inflation or otherwise, for paperboard and other components such as resin used in plastics or electronic components, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability and harm our business.

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

Our quarterly and annual operating results may fluctuate due to seasonality in our business and union strikes impacting the availability of content.

Sales of our music, video movies, video games and other entertainment products are seasonal, with an increase of retail sales occurring during the period from September through December for the holiday season. This seasonality for our consumer products business has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Further, ecommerce continues to grow significantly and accounts for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being fulfilled by suppliers, such as us, closer to the time of purchase by consumers. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it.

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

Our entertainment business is also subject to seasonal variations based on the timing of music, television, film, gaming content releases. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market. Additionally, the SAG AFTRA strike has created a lack of content for CDs, DVDs and other entertainment sectors. This could negatively effect our business.

This seasonal pattern of our business requires significant use of working capital, mainly to purchase inventory during the months prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations.

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

Risks Related to Taxes and Government Related Matters

We face additional tax liabilities and collection obligations. Changes in, or differing interpretations of, income tax laws and rules, and changes in our geographic operating results, may impact our effective tax rate.

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the U.S. corporate tax rate. For example, the Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the European Union member states agreed to implement the Inclusive Framework's global corporate minimum tax rate of 15%. Other countries are also actively considering changes to their tax laws to adopt certain parts of the Inclusive Framework's proposals. Although we cannot predict whether or in what form these proposals will be enacted into law, these changes, if enacted into law, would not have a material impact on our effective tax rate, income tax expense and cash flows. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained certain tax measures, including, among other items, a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs. Moreover, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.

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

We are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. Advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission, and a host of other agencies globally, and the collection of information from children under the age of 13 is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, such as the General Data Protection Regulation adopted by the European Union, and data protection laws in the United States and in a number of other counties. While we take all the steps, we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and, if we fail to comply with these requirements or other regulations enacted in the future, we could be subject to fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm the reputation of our products and have a negative impact on our future revenues and results of operations.

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

Risks Related to Litigation

We may face increased costs in achieving our sustainability goals and any failure to achieve our goals could result in reputational damage.

We view sustainability challenges as opportunities to innovate and continuously improve our product design and operational efficiencies. We also believe the long-term viability and health of our own operations and our supply chain, and the significant potential for environmental improvements, are critical to our business success. We have set key goals and objectives in this area as described in our business section of this Form 10-K.

We devote significant resources and expenditure to help achieve these goals. It is possible that we will incur significant expense in trying to achieve these goals with no assurance that we will be successful. Additionally, our reputation could be damaged if we fail to achieve our sustainability goals, or if we or others in our industry do not act, or are perceived not to act, responsibly with respect to the production and packaging of our products.

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

We are involved in litigation, arbitration or regulatory matters where the outcome is uncertain, and which could entail significant expense.

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

Risks Related to Accounting Matters

Alliance has identified material weaknesses in its internal controls over financial reporting. If remediation of such material weaknesses is not effective, or if we fail to develop and maintain proper and effective internal controls over financial reporting, Alliance’s ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

Alliance has identified material weaknesses in its internal controls over financial reporting. If we fail to develop and maintain proper and effective internal controls over financial reporting, Alliance’s ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired.

As a public company, Alliance is actively evaluating its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Alliance is ultimately responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management noted several material weaknesses in our internal control over financial reporting as of June 30, 2023. Refer to “Item 9A. Control and Procedures” for a detailed discussion regarding the material weaknesses identified, as well as management’s remediation plans.

We are actively engaged in developing a remediation plan designed to address these material weaknesses, however, we cannot guarantee that these steps will be sufficient or that we will not have these or other material weaknesses in the future. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our disclosure controls and internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

If we identify any new material weaknesses in the future, or if our remediation measures are not effective, any such newly identified or existing material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Prior to the Business Combination, Adara had accounted for its outstanding Warrants as a warrant liability and following the Business Combination, Alliance is now required to determine the value warrant liability for the Private Warrants quarterly, which could have a material impact on Alliance’s financial position and operating results.

Included on Alliance’s balance sheet as of June 30, 2023, contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Following the Business Combination, although Alliance has determined that the Public Warrants are treated as equity, Alliance is required to continue to recognize the changes in the fair value of the Private Warrants from the prior period, if any, in its operating results for the current period, which could have a material impact on Alliance’s financial position and operating results.

We will incur significantly increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition, and results of operations.

As a public company, we face increased legal, accounting, administrative and other costs, and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements have increased costs and made certain activities more time-consuming. A number of those requirements require Alliance to carry out activities Alliance had not done previously. For example, Alliance created new board committees and has adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been incurred. Furthermore, issues in complying with those requirements have been identified, and Alliance has incurred additional costs in connection with remediation of such compliance issues. As an example, management has identified material weaknesses in our internal control over financial reporting. There may be additional material weaknesses, or a significant deficiency in the future. Alliance could incur additional costs rectifying those issues, and the existence of those issues could adversely affect Alliance’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with Alliance’s status as a public company may make it more difficult to attract and retain qualified people to serve on Alliance’s board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased legal and financial compliance costs and the costs of related legal, accounting, and administrative activities, and may continue to do so. These increased costs require Alliance to divert a significant amount of funds that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase these related costs.

Alliance’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could negatively impact its business.

For the current fiscal year, Alliance Entertainment has opted to take advantage of staff guidance to omit management's certification and the auditor's report required by Section 404 of the Sarbanes-Oxley Act. However, it is important to note that, if Alliance does not qualify as a “non-accelerated filer” or an “emerging growth company,” Alliance will be required to provide attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Alliance as a privately held company. We may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements applicable to us after the Business Combination. If Alliance is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

Since Alliance currently qualifies as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, it could make Alliance’s securities less attractive to investors and may make it more difficult to compare Alliance’s performance to the performance of other public companies.

Alliance qualifies as an “emerging growth company” and a “smaller reporting company” as defined in Rule 405 promulgated under the Securities Act and Rule12b-2 promulgated under the Exchange Act. As such, Alliance will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on- golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Alliance will remain an emerging growth company through the filing of this Form 10-K, since Alliance total annual gross revenue of in excess of $1.235 billion during fiscal year ended June 30, 2023 (as indexed for inflation). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Alliance is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which Alliance will not be able to do for its next fiscal year.

Even after Alliance no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company” or “non-accelerated filer,” which would allow it to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements, Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Moreover, smaller reporting companies may choose to present only the two most recent fiscal years of audited financial statements in their Annual Reports on Form 10-K. Alliance did not continue to qualify as an emerging growth company after its June 30, 2023, fiscal year end as its revenues had exceeded $1.235 billion. Furthermore, since Alliance's public float had exceeded $75 million as of December 31, 2022, and it had revenues greater than $100 million, Alliance became an accelerated filer as of June 30, 2023, but continued to qualify as a smaller reporting company until its public float as of the end of its second fiscal quarter exceeded $250 million, regardless of the level of its revenues.

Investors may find the Class A common stock less attractive because Alliance will rely on these exemptions, which may result in a less active trading market for our Class A common stock and its price may be more volatile.

Risks Related to Our Securities

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

This choice of forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, Alliance may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Alliance may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to a Warrant holder, thereby making the Warrants worthless.

Alliance has the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Alliance gives proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable, Alliance may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to affect such registration or qualification. Alliance will use its best efforts to register or qualify such shares of Class A common stock under the blue-sky laws of the state of residence in those states in which the Warrants were offered in the IPO, if necessary. Redemption of the outstanding warrants could force holders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so, (ii) to sell Warrants at the then-current market price when the holder might otherwise wish to hold Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Private Warrants are redeemable by Alliance so long as they are held by the Sponsor or its permitted transferees.

If Warrant holders exercise Public Warrants on a “cashless basis,” they will receive fewer shares of Alliance common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by a specified date, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when Alliance shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis.

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

The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $1.32 closing sale price of the Class A common stock on October 17, 2023. If the price of our Class A Common Stock remains below the respective Warrant exercise prices per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

In addition, we may lower the exercise price of the Warrants in accordance with the Warrant Agreement to induce the holders to exercise such warrants. We may effect such a reduction in exercise price without the consent of such warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. Further, the holders of the Private Warrants and the Underwriter Warrants may exercise such Warrants on a cashless basis at any time and the holders of the Public Warrants may exercise such Warrants on a cashless basis at any time a registration statement is not effective, and a prospectus is not currently available for the issuance of shares of Class A common stock upon such exercise. Accordingly, we would not receive any proceeds from a cashless exercise of Warrants.

Concentration of ownership among Alliance’s executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of the date of this Form 10-K, the executive officers and directors and their affiliates collectively beneficially owned, directly, or indirectly, excluding the Contingent Consideration Shares, approximately 97.9% of the outstanding Class A common stock.

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

An active trading market may not develop for our securities, and you may not be able to sell your Class A common stock at or above the price per share for which you purchased it.

Our Class A common stock was quoted on the OTC Pink Open Market until September 2023, when we started to trade on the Nasdaq Capital Market as of June 30, 2023. Our shares of Class A common stock are thinly traded, and we cannot predict when there will be an active trading market in our Class A common stock or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at the time you wish to sell them, at a price that is attractive to you, or at all.

The trading market for our Class A common stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations.
●	our ability or inability to generate revenues or profit.

●	the number of shares in our public float; and
●	increased competition.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Class A common stock. We have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our Class A common stock.

We might not be able to maintain the listing of our Class A common stock on the Nasdaq Capital Market.

Our Class A common stock and warrants are listed on the Nasdaq Capital Market. However, there can be no assurance that we will be able to maintain the listing standards of that exchange, which includes requirements that we maintain our stockholders’ equity, total value of shares held by unaffiliated stockholders, and market capitalization above certain specified levels. If we fail to maintain the Nasdaq listing requirements on an ongoing basis, our Class A common stock might cease to trade on the Nasdaq Capital Market, and may move to the OTCQX, OTCQB or OTC Pink Open Market operated by OTC Markets Group, Inc. These quotation services are generally considered to be less efficient, and to provide less liquidity, than the Nasdaq Capital Market.

If securities or industry analysts do not publish or cease publishing research or reports about Alliance, its business, or its market, or if they change their recommendations regarding Alliance’s securities adversely, the price and trading volume of Alliance’s securities could decline.

The trading market for Alliance’s securities is influenced by the research and reports that industry or securities analysts may publish about Alliance, its business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on Alliance. If no securities or industry analysts commence coverage of Alliance, Alliance’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Alliance change their recommendation regarding Alliance’s shares of common stock adversely, or provide more favorable relative recommendations about its competitors, the price of Alliance’s shares of common stock would likely decline. If any analyst who may cover Alliance were to cease coverage of Alliance or fail to regularly publish reports on it, Alliance could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

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

The Certificate of Incorporation contains provisions that may delay or prevent an acquisition of Alliance or a change in its management. These provisions may make it more difficult for stockholders to replace or remove members of the board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by the stockholders to replace or remove current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of Class A common stock. Among other things, these provisions include:

●	the limitation of the liability of, and the indemnification of, its directors and officers.

●	a prohibition on actions by its stockholders except at an annual or special meeting of stockholders.
●	a prohibition on actions by its stockholders by written consent; and
●	the ability of the board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board of directors.

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

The Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, The Certificate of Incorporation provides that, unless Alliance consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. There is, however, the uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Pursuant to the Certificate of Incorporation, Alliance’s authorized capital stock consists of 490,000,000 shares of Class A common stock, 60,000,000 shares of Alliance Class E common stock and 1,000,000 shares of preferred stock. As of the date of this 10-K, we have 49,167,170 shares of Class A common Stock outstanding and no shares of preferred stock outstanding. We may issue a substantial number of additional shares of common stock or shares of preferred stock under the 2023 Plan. Pursuant to Alliance’s 2023 Omnibus Equity Incentive Plan, Alliance may issue an aggregate of up to 600,000 shares of Class A common stock, which amount may be subject to increase from time to time. For additional information about this plan, please read the discussion under the heading “Alliance’s Executive Compensation — Employee Benefit Plans.” Additionally, as of the date of this 10-K, Alliance has Warrants outstanding to purchase an aggregate of 9,920,000 shares of common stock. Alliance may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional common stock or preferred shares:

●	may significantly dilute the equity interest of holders of Class A common stock.
●	may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such shares of preferred stock are issued, with rights senior to those afforded to Class A common stock.
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for the Class A common stock and/or Warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 8201 Peters Road, Suite 1000, Plantation, FL 33324 and our telephone number is (954) 255-4000. We have no long-term lease commitment. We lease several distribution center facilities:

●	Shepherdsville, Kentucky — A 672,087 square foot facility (including 30,000 square feet of cold storage) leased for $4.48 per square foot through November 30, 2024. We have the right to extend for two additional terms of five years each at fair market rent.

●	Shakopee, Minnesota — A 162,753 square foot facility leased for $4.43 per square foot with 2% annual escalations through May 31, 2024.
●	Shakopee, Minnesota — A 29,688 square foot facility leased for $5.53 per square foot through September 30, 2025.

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

In fiscal year 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Alliance Acquisition Corp., Alliance Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and the Sponsor, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. The Company has accrued $150,000 as of June 30, 2023, based on the expected loss.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and warrants are quoted on the NASDAQ under the symbol “AENT.”

Holders

Although there are a larger number of beneficial owners, at June 30, 2023, there were 47 holders of record of our Class A common stock and 39 holders of record of our warrants.

Dividends

We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment, and we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that we may deem relevant. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered by us or our subsidiaries from time to time.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We had no sales of unregistered equity securities during the period covered by this annual report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On February 11, 2021, we consummated our initial public offering of 11,500,000 units, including 1,500,000 over-allotment units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-250157). The SEC declared the registration statement effective on February 8, 2021.

We paid approximately $1.1 million in underwriting discounts and commissions, including $60,189 in deferred underwriting commissions upon the Closing of the Business Combination, and $5,294,620 for other offering costs related to the initial public offering.

Of the gross proceeds received from our initial public offering, the full exercise of the over-allotment option and the sale of private placement warrants in connection with the initial public offering, $116.15 million was placed in a trust account.

After deducting payments to existing stockholders of approximately $116.6 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing of approximately $1.7 million remained in the trust account. The remaining amount in the trust account was used to fund the Closing and related transaction expenses.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This analysis contains forward-looking statements concerning the Company’s performance expectations and estimates. Other than statements with historical context, commentary should be considered forward- looking and carries with it risks and uncertainties. See

“Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors, of this Form 10-K for a discussion of other uncertainties, risks and assumptions associated with these statements.

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

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 375,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys, and collectibles, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

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

Upon consummation of the Merger, the most significant change in Legacy Alliance’s future reported financial position and results of operations was a decrease in net Equity of $787,000 as compared to Legacy Alliance’s consolidated balance sheet.

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

Covid-19 and Macroeconomic Uncertainties

The residual effects of the Covid-19 pandemic will continue to directly or indirectly impact our business and the results of operations and financial impact, including expenses and employee-related costs, but are highly dependent on future developments that are uncertain at this time. While we maintained uninterrupted operations during the pandemic, macroeconomic conditions and supply chain disruptions resulted in downstream shocks. The most pronounced consequences were the exorbitant international shipping costs for arcades, and the incremental Marketing Development Funds in the form of customer rebates recorded during year ended June 30, 2023. The disruptions in the transportation industry resulted in higher landed costs and a $8.2 million write down was recorded for units sold and a $7.1 million write down for gaming arcade units on-hand. In addition, customer rebates of approximately $12.2 million were incurred to spur demand for arcades. Finally, approximately $4.6 million of incremental storage costs was recognized to warehouse excess arcade inventory.

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

Inflation typically affects us by increasing our cost of finished products purchased from studios and manufacturers, freight & shipping costs, and payroll. The short-term impact of inflation on the results of the company’s operations is largely dependent on whether we can pass through incremental cost to our customers, which is subject to market conditions. During fiscal year 2021, we began to experience inflationary pressure on freight and labor. Disruptions in the transportation industry resulted in higher landed costs of $15.3 million, which was recorded as an inventory write down for the year ended June 30, 2023. Subsequently, cargo container shipping costs have returned to pre-Covid levels. More recently, consistent with other retailers and distributors, higher interest rates and energy costs began to affect economic conditions in the United States. Inflation risk may deter consumer spending if economic conditions worsen, and our results of operations could be adversely affected if the high inflation continues for an extended period. We continue to monitor interest rates and believe they will have some impact on operations until they stabilize. Combined, general business conditions and inflationary factors may impact sales, gross profits, and gross margins.

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

Margins: To analyze profitability, the Company reviews gross and net margins in dollars and as a percent of revenue by line of business and product line.

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

Alliance Entertainment Holding Corporation

Results of Operations Year Ended June 30, 2023, Compared to Year Ended

June 30, 2022

	Year Ended	Year Ended
($ in thousands)	June 30, 2023	June 30, 2022
Net Revenues	$1,158,722	$1,417,377
Cost of Revenues (excluding depreciation and amortization)	1,054,788	1,234,995
Operating Expenses
Distribution and Fulfillment Expense	62,841	64,260
Selling, General and Administrative Expense	59,057	58,110
Depreciation and Amortization	6,629	8,259
Transaction Costs	5,014	(251)
IC DISC Commissions	2,833	9,907
Restructuring Costs	306	—
Total Operating Expenses	136,680	140,285
Operating (Loss) Income	(32,746)	42,098
Other Expenses
Change in Fair Value of Warrants	1	—
Interest Expense, Net	11,715	4,056
Total Other Expenses	11,716	4,056
(Loss) Income Before Income Tax (Benefit) Expense	(44,462)	38,042
Income Tax (Benefit) Expense	(9,058)	9,423
Net (Loss) Income	(35,404)	28,619

Net Revenue: Year-over-year, total Net Revenues decreased from $1,417 million to $1,159 million (-$259 million or -18%) for the year ended June 30, 2023. Along with other Retailers and Distributors in the United States, we are not immune to the macroeconomic headwinds caused by increased inflation and interest rates. Our business to business (“B2B”) customer base, which are primarily retailers, are reacting relatively conservatively with their inventory positions due to economic uncertainty and those retailers have their own inventory supply chain challenges. Our direct to consumer (“DTC”) channels are facing constant competition and it’s important for our merchants to keep investing while keeping a tight rein on inventories. Our B2B wholesale customer base revenue was down almost 20% over the previous year due to their relatively rigorous inventory management. However, as economic conditions stabilized, our B2B revenues improved to -8% year over year in Q4. For the year ended June 30, 2023, our DTC omni-channel sales decreased 11%, our Direct2You division outperformed B2B with sales up 7% year over year.

Year-over-year, for the year ended June 30, 2023, vinyl sales decreased 2% to $324 million. Gaming products revenue decreased 30% to $391 million; however, the decline in demand for physical gaming products presents an opportunity as we expect to benefit from industry consolidation. Combined, for the year ended June 30, 2023, gaming and vinyl revenue totaled $715 million and 62% of our revenue mix compared to $887 million and 63% of total revenue in the prior year. While we captured an increase in the average selling price in Gaming, it was not enough to offset the negative impact of decreased volume. For the year ended June 30, 2023, the average selling price of Vinyl was flat and volume was down marginally; however, for the trailing three months, both price and volume improved year over year. Consumer Products, including revenue from our July 1, 2022, acquisition of Think3Fold, increased from $58 million to $80 million ($22 million, 37%) versus the prior year. We benefited from an increase in both the average selling price and volume. As the popularity of collectibles grows, an increasing number of musicians, celebrities, sport organizations, and content providers are expanding their portfolio of merchandise as a way to connect with their audiences. The average selling price of music Compact Disc’s (CD’s) was essentially flat, and a decrease in volume resulted in a 16% year-over-year revenue decline. We expect this trend for CDs to continue due to the popularity and growth of on-line streaming services. Similarly, physical movie sales declined 28% year over year as the average price increase was not enough to offset the reduction of volume.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $1,235 million to $1,055 million ($180 million or 15%) year over year primarily due to the direct relation of product costs to sales volume. Gross Margin dollars declined as a result of lower sales and a lower overall product margin of 9.0% compared to 12.9% in the prior year. The gross margin decline of approximately 4% points for the year ended June 30, 2023, over the same period prior year, was primarily due to an inventory adjustment to address the exorbitant landed cost experienced during supply chain disruptions related to Covid and reduced supplier marketing development funds (MDF). The Company recorded an inventory write-down of $7.1 million to reduce its gaming arcades to their estimated net realizable value. In addition, excessive transportation costs of $15.3 million, arcade markdowns of $12.2 million, and additional reserves for consumer products inventory of $3.7 million were recorded. The postponement of some theatrical releases delayed MDF in the form of Price Protection. Price Protection is the mechanism used by vendors to stimulate sales when demand slows to reduce the return of product. Also, since gaming products are largely non-returnable, the supply chain does not have an established practice and cadence for mark downs like the movie and music industries. As such, gaming products typically require the distributor to bear the risk of slow-moving inventory which may increase the cost of goods sold as a percentage of sales. The change in MDF in future periods is dependent on consumer demand for gaming products and the volume and success of new movie and music releases. In addition, higher freight costs negatively impacted the cost of sales due to general rate hikes and incremental fuel surcharges.

Operating Expenses: Total Operating Expenses as a percentage of net revenue increased year-over-year from 9.9% to 11.8%. Total Distribution and Fulfillment Expense, as a percentage of net revenue, increased from 4.5% to 5.4% for the year ended June 30, 2023, versus the same period prior year. Fulfillment payroll was $40.4 million for the year ended June 30, 2023, and $46.5 million for the same period of the prior year. Despite low unemployment rates, the average cost per labor hour is down 3% versus the prior year as we increased our throughput rate and reduced our use of overtime. To address the scarcity of labor resources, we are investing in additional warehouse automation and will continue to use temporary labor forces to manage changes in demand. We believe that for the foreseeable future, there will continue to be upward pressure on labor costs and availability; however, our investment in warehouse automation began to show significant improvements in fiscal Q4. The primary factor for the increased Fulfillment expenses is storage fees, which amounted to $4.6 million for the year ended June 30, 2023. The annual storage expenses will decline as the incremental inventory occupying this space is sold. Total Selling, Administrative, and General costs increased by $0.6 million or 1% versus the same period last year; however, non-customer impact staffing reductions were made in Q4 to reduce costs and position the company for the future. For the year ended June 30, 2023, vs same period prior year, Consolidated Depreciation and Amortization expense decreased from $8.3 million to $6.6 million ($1.6 million or -20%) due to fully depreciated assets and the declining balance method of intangible asset amortization. Transaction Costs for the year ended June 30, 2023, were $5.0 million for expenses related to the Think3Fold acquisition and the merger with Adara. These expenses were required for legal, financial advisory and other professional fees associated with the acquisition and execution of the business combination agreement. Year over year, the IC DISC Commissions decreased from $9.9 million to $2.8 million due to reduced eligible sales and elimination of the IC DISC. The owners of the IC-DISC forgave the commission expense for the calendar year ended December 31, 2022, which was recorded as a capital contribution by our shareholders.

Interest Expense: For the year ended June 30, 2023, Interest Expense increased from $4.1 million to $11.7 million ($7.6 million or 189%) versus the prior year. The primary driver for the increase was a higher average revolver balance of $156 million and an increase of 3.7% points of effective interest rate to 6.0%.

Income Tax: For the year ended June 30, 2023, an income tax benefit of $9.1 million was recorded compared to an expense of $9.4 million for the same period in the prior year. Alliance reported a pretax loss of $(44.5) million and pretax net income of $38.0 million for the years ended June 30, 2023, and 2022, respectively. The annual effective tax rate (“ETR”) for the year ended June 30, 2023, was -21%. Provision for income taxes, effective tax rate and statutory federal income tax rate for the years ended June 30, 2023 and 2022 were as follows:

	Year Ended	Year Ended
($ in thousands)	June 30, 2023	June 30, 2022
Income tax (benefit) expense	$(9,058)	$9,423
Effective tax rate	(21)%	26%
Statutory federal income tax rate	21%	21%

Non-GAAP Financial Measures: For the year ended June 30, 2023, we had non-GAAP Adjusted EBITDA of approximately $(17.6) million compared with Adjusted EBITDA of approximately $60.0 million prior year. Adjusted EBITDA for the year ended June 30, 2023, includes excessive transportation costs of $15.3 million, arcade markdowns of $12.2 million, incremental arcade storage fees of $4.6 million and additional reserves for consumer products inventory of $3.7 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other infrequent, non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Year Ended	Year Ended
($ in thousands)	June 30, 2023	June 30, 2022
Net (Loss) Income	$(35,404)	$28,619
Add back:
Interest Expense	11,715	4,056
Income Tax (Benefit) Expense	(9,058)	9,423
Depreciation and Amortization	6,629	8,259
EBITDA	(26,118)	50,357
Adjustments
IC-DISC	2,833	9,907
SPAC Merger Transaction Cost	5,014	(251)
Restructuring Cost	306	—
Stock-based Compensation Expense	216	—
Change in Fair Value of Warrants	1	—
Contingent Loss	150	—
Gain on Disposal of PPE	(3)	—
Adjusted EBITDA	$(17,601)	$60,013

Adjusted EBITDA for the year ended June 30, 2023, includes the following expenses:

Excessive International Transportation Costs (Units Sold)	$8,241	—
Excessive International Transportation Costs (On Hand)	7,100	—
Markdown for Arcades Sold	12,156	—
Incremental Storage Fees Arcades	4,643	—
Consumer Products Inventory Reserve	3,700	—
Total	$35,840	—

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: As of June 30, 2023 we had cash and cash equivalents and borrowing capacity under the revolving credit facility of $0.9 million and of $1.7 million, respectively. Our primary sources of liquidity are existing cash and cash equivalents, cash provided by operating activities, and borrowings under our credit facilities. On September 29, 2020, the credit line with Bank of America was extended for three years and increased from $125 million to $175 million. On June 30, 2022, the credit line with Bank of America was amended for the current period which ends September 29, 2023, and increased from $175 million to $225 million. On April 21, 2023, in connection with the Amendment No. 12 as defined below, the Credit Facility with Bank of America was reduced from $225 million to $175 million.

	June 30,	June 30,
($in millions)	2023	2022
Revolver Balance	$133	$136
Availability	2	48

Our principal source of liquidity is our borrowing capacity under the revolving credit facility with Bank of America and cash generated from operations. The revolving credit facility, which was scheduled to expire on September 29, 2023, was extended for 93-days in connection with Amendment No. 13 as defined below. Management is in active discussions with lenders to renew the revolver and expect to have it in place prior to the expiration of the revised term which expires on December 31, 2023. Since we do not have a revised long-term revolver in place, along with the Company’s losses from operations, there is a substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the June 30, 2023 financial statements. The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include mitigation efforts that might result from the outcome of this uncertainty. Management is currently evaluating cost reduction opportunities, process efficiencies, and its overall growth and diversification strategy. If we are unable to get an extension of our revolver and implement our mitigation efforts, we may need to alter our operations including ceasing some functions.

As disclosed in Note 8 to the Company’s consolidated financial statements, during the year ended June 30, 2023, the Company failed to meet the Fixed Charge Coverage Ratio covenant requirement. On April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2023, January 31, 2023 and February 28, 2023 and certain other non-financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date.

On April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2023, January 31, 2023 and February 28, 2023 and certain other non- financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. Pursuant to Amendment No. 12, the Borrowers agreed to pay to Agent a waiver fee in the amount of $179,883.

On September 13, 2023, certain subsidiaries of Alliance Entertainment Holding Corporation, a Delaware corporation (the “Company” or “Alliance”), as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Thirteen and Waiver (“Amendment No. 13”) to the Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Agent”), as agent for the Lenders thereunder. Pursuant to Amendment No. 13, (i) the termination date of the Credit Facility was extended to December 31, 2023, (ii) the definitions of Subordinated Debt and Permitted Contingent Obligations were amended, (iii) the Borrowers are not permitted to create, incur, guarantee or offer to exit any new debt or liens, other than certain specified liens, or to make or declare any distribution, other than certain permitted distributions, (iv) loans and advances that were previously permitted, as well as previously permitted acquisitions, will be considered restricted investments and may not be made, (v) the Borrowers may not make any loans or advances of money to any persons, and (vi) the lenders waived certain events of default, including certain breaches of negative covenants. Our liquidity position has not changed significantly since the Merger, and we intend to principally rely on our borrowing capacity under the Credit Facility as well as any renewal of such facility. Since the exercise price of the Warrants of $11.50 per share is significantly greater than the current market price of the Class A common stock, we do not expect the Warrants to be exercised until such time, if ever, that the market price of the Class A common stock exceeds the exercise price of the Warrants. Although the Company does not currently intend to do so, following this offering, the Company may seek to raise additional capital through the sale of equity securities.

The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $1.32 closing sale price of the Class A common stock on October 17, 2023. If the price of our Class A Common Stock remains below the respective Warrant exercise prices per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

In addition, we may lower the exercise price of the Warrants in accordance with the Warrant Agreement to induce the holders to exercise such warrants. We may effect such reduction in exercise price without the consent of such warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. Further, the holders of the Private Warrants and the Underwriter Warrants may exercise such Warrants on a cashless basis at any time and the holders of the Public Warrants may exercise such Warrants on a cashless basis at any time a registration statement is not effective and a 10-K is not currently available for the issuance of shares of Class A common stock upon such exercise. Accordingly, we would not receive any proceeds from a cashless exercise of Warrants.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the year ended June 30, 2023 and 2022.

	Year Ended
($ in thousands)	June 30, 2023	June 30, 2022
Net Income (Loss)	$(35,404)	$28,619
Net Cash (Used In) Provided By:
Operating Activities	3,388	(83,554)
Investing Activities	(824)	(50)
Financing Activities	(3,157)	81,038

For the year ended June 30, 2023, on a net loss of $(35.4) million, the Company’s cash provided by operating activities was $3.4 million versus $(83.6) million used in operations for the year ended June 30, 2022. The primary drivers, year over year, was a $64.0 million decline in Net Income combined with a $99.7 million reduction in Inventory vs. an increase of $108 million prior year. Less inventory was required to support sales for the year ended June 30, 2023, due to the relatively high inventory position on June 30, 2022, because of the supply chain disruptions that occurred in the prior year. As a result, Accounts Payable increased approximately $69 million vs. an increase of $16 million prior year because of liabilities related to the Think3Fold acquisition and less pre-paid purchases which were required to support the gaming inventory prior year. In addition, Deferred Income Taxes increased by $8.2 million due to fiscal year 2023 losses. Other Assets decreased by $5.0 million primarily due to the merger-related transactions costs that were classified as prepaids and subsequently expensed.

The cashflow from investing activities was marginal due to the combined net working capital structure of the acquisition transaction attributed to Cash Paid for Business Acquisition of Think3Fold that was acquired for no consideration.

Net cash used in financing activities was $3.2 million for the year ended June 30, 2023, versus cash provided of $81.0 million for the same period prior year. The primary reason for the decline was reduced borrowing, necessary to maintain lower, desired inventory levels.

Critical Accounting Policies and Estimates

The consolidated financial statements and disclosures have been prepared in accordance with generally accepted accounting principles (GAAP) which requires that management apply accounting policies, estimates, and assumptions that impact the results of operations and the reported amounts of assets and liabilities in the financial statements. Management uses estimates and judgments based on historical experience and other variables believed to be reasonable at the time. Actual results may differ from these estimates under a separate set of assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies and estimates, the following involve a higher degree of judgment or complexity:

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

For the year ended June 30, 2023, the Company performed a net realizable value analysis to determine if a reserve or write- down was necessary for excess or obsolete inventory. The two most critical assumptions in the analysis were the estimated monthly sales and the average sales price. In the analysis of the average sales price, we considered our master pricing list or alternative approximations of net realizable value including: (a) Estimates based on fluctuations of market price or cost of manufacturing similar items, (b) Invoices for new purchases made after the year-end from the original supplier of the inventory item, if sales prices are not available (replacement cost), and/or (c) Advertised prices on product brochures, also considering possible discounts, costs to complete and sell, and salability. Management completed an analysis of the net realizable value of inventory and recognized a $7.1 million write-down for gaming arcades and $3.7 million for consumer products to their estimated net realizable value, which was recorded in cost of revenue during the year ended June 30, 2023. Prolonged macroeconomic instability in the United States including interest rates, inflation, or supply chain disruption could materially impact our assumptions for net realizable value.

Goodwill and Definite-Lived Intangible Assets, Net: The Company tests its goodwill for impairment on an annual basis, or upon the occurrence of an event or circumstances that may indicate the fair value of the entity is less than it’s carrying amount. For the year ended June 30, 2023, the Company tested goodwill for impairment at the entity level, since there is one Reporting Unit. As part of the analysis, we performed a discounted cash flow based on the Company’s three-year projections and determined that the fair value of equity is higher than the carrying value of equity. As such, the Company’s analysis concluded that there was no impairment to goodwill.

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

Impairment of Long-Lived Assets: Recoverability of long-lived assets, including property and equipment, goodwill and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the year ended June 30, 2023, or 2022.

As of the date of the annual goodwill impairment test, the fair value of the Company’s reporting unit exceeded its carrying value by less than 10%. Either a reduction in the long-term growth rate by more than 25 basis points or an increase in the discount rate by 65 basis points would result in the carrying value of the Company’s reporting unit exceeding its fair value, resulting in an impairment loss of the Company’s goodwill, which amounts to $89,116 as of June 30, 2023. Given the inherent uncertainties on the macroeconomic conditions and interest rates in general, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model related to impairment assessment, resulting in potential impairment charges in subsequent periods.

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

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Lattice model approach. Significant inputs into the respective models at June 30, 2023 and February 10, 2023 (the initial recognition) are as follows:

	June 30,	February 10,
	2023	2023
Stock Price	$2.55	$3.30
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.16%	3.58%
Expected term (years)	4.6	4.8
Expected volatility	34.6%	28.6%
Expected dividend yield	—	—

The warrants are scheduled to expire on February 10, 2028.

The significant assumptions using the Lattice model approach for valuation of the Private Placement Warrants and Representative Warrants were determined in the following manner:

●	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.
●	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.
●	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the Public Warrants, adjusted by guideline public company volatility.
●	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relates to the fact that Alliance did not have the necessary business processes and related internal controls formally designed and implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. We have added and continue to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which are still being designed and implemented. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

As discussed elsewhere in this annual report, we completed the Merger on February 10, 2023. The design of internal control over financial reporting for the post-Merger Company has required and will continue to require significant time and resources from management and other personnel to complete ongoing integration efforts. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of June 30, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting in accordance with Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audits of our consolidated financial statements for the years ended June 30, 2023, and 2022, management has identified material weaknesses in internal control over financial reporting. As previously disclosed, the Company disclosed a material weakness as of June 30, 2022, related to the accounting for the classification of the outstanding balance of the Credit Facility, net. During the year ended June 30, 2023, Management continued to assess the design and implementation of controls over financial reporting as the Company transitioned to becoming publicly-traded. As a result of such assessment, additional control deficiencies were identified within the overall control environment.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of June 30, 2023, the following material weaknesses existed:

Entity Level Controls

Management did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, and (3) Board of Director’s oversight, including monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. These deficiencies were primarily attributed to an insufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls.

Control Activities

Management did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

●	Information Technology (IT) General Controls – Certain information technology general controls for security and administration of key IT systems were not designed properly or did not operate effectively. Specifically, (i) periodic user access reviews of roles and permissions were not performed sufficiently throughout the period for certain key IT systems, and (ii) certain key IT systems were not logically restricted, resulting in improper segregation of duties for certain business processes.
●	Financial Close Processes – Management did not design and maintain formal accounting policies, and effective control activities over certain routine aspects of financial reporting. Specifically, management did not design and maintain effective controls over (i) the financial reporting process, including management review controls over areas of accounting such as revenue, inventory, accounts payable, income taxes and payroll, at an appropriate level of precision to detect a material misstatement and sufficient appropriate evidence was not maintained to support the execution and evaluation of the controls performed, (ii) the monthly financial close process, including the review of journal entries, account reconciliations, and analysis of recorded balances, and (iii) the completeness and accuracy of information used by control owners in the operation of certain controls.
●	Disclosures and Internal Control Over Financial Reporting – The Company did not have the necessary business processes and related internal controls over financial reporting formally designed and implemented to address the accounting and financial reporting requirements related to certain routine and non-routine transactions. Specifically, the controls failed to detect required disclosures, and errors in the accounting for the classification of the outstanding balance of the revolving credit facility, net, as of June 30, 2022, as previously disclosed in the audited consolidated financial statements as of and for the year ended June 30, 2022, and as of September 30, 2022.
●	Annual Impairment Analysis – Management did not design and implemented control activities that would allow the proper and timely identification, over the annual impairment analysis, of (i) triggering events and quantitative assessment approach used; and (ii) assessing completeness and accuracy of information used in the segment and reporting unit determination.

Remediation Plan for Material Weaknesses

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended June 30, 2023. As part of management’s remediation plan, certain efforts were put into place and were underway prior to June 30, 2023. Both new and revised controls that management started to implement in the second fiscal quarter of 2023 as part of the remediation plan require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the fiscal year ending June 30, 2024, in order to successfully remediate the identified material weaknesses. The remediation actions include, but are not limited to, the following:

Entity Level Controls – In an effort to provide additional support, oversight and accountability over the performance of controls, the Company is evaluating enhancing its key financial reporting positions. Management will continue to assess the composition of its resource needs, both internal and external, which may include adding additional accounting and compliance resources. Management may also consider engaging third-party advisors when necessary to supplement its existing resources.

Information Technology General Controls – User access assessments for logical security (roles and privileges) will be performed and periodic user access reviews for key IT systems will be implemented. All IT processes will be centrally managed and IT Management will consider transition certain hosting and administration responsibilities to third-parties.

Financial Close Process, Disclosures and Internal Control Over Financial Reporting, and Annual Impairment Analysis – Our remediation plan related to these material weaknesses include:

●	Management will enhance the design of and implement controls around the rigor of the review process, and retention of sufficient appropriate evidence over revenue, inventory, accounts payable, payroll, income taxes, credit facility, journal entries, and other business processes.
●	Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.
●	Engaging a professional third-party service provider to assist management with the design and implementation of internal controls.
●	With the assistance from the third-party service provider, and under the supervision of the Chief Financial Officer, commencing the design and implementation of significant process transaction flows and key controls in the Company’s business processes, including revenue, inventory, income taxes, periodic impairment assessment, and IT environment.
●	Adopting a process to identify and assess the Company’s disclosure controls and procedures, including the preparation and review of presentation and disclosure requirement checklists, and review of the completeness and accuracy of the underlying support of amounts contained in the financial statements.

Despite the existence of the material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

W. Tom Donaldson III. Tom Donaldson has served as a director of Alliance since the Business Combination and as a director of Adara from its inception in August 2022 until the Business Combination in August 2020. Mr. Donaldson founded and has been the Managing Partner of Blystone & Donaldson since October 2018, a Charlotte, NC-based investment firm that focuses on middle-market companies. From January 2016 to December 2018, Mr. Donaldson served as an executive at Investors Management Corporation where he focused on investment decisions, managing risk and developing relationships with companies of interest. From around September 2013 to December 2015, he served as a Partner of Morehead Capital Management, LLC before it was merged into Investors Management Corporation in January 2016. From around June 2003 to August 2013, he practiced law as an associate and then a Partner at McGuireWoods LLP where he represented private funds and their portfolio companies in corporate governance, structuring and financing transactions and operating businesses in a wide variety of industries. Mr. Donaldson received his Master of Business Administration degree and Juris Doctor degree from Villanova University. He earned his undergraduate degree in Political

Science from North Carolina State University. We believe Mr. Donaldson is qualified to serve on our board of directors based on his breath and depth of experience in varied investment, financing and legal roles.

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

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Donaldson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Messrs. Donaldson, Finke and Nagelson serve as members of our compensation committee, and Mr. Donaldson chairs our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, the compensation committee is required to have at least two members, all of whom must be independent, except that the compensation committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(d)(2)(B) of the Nasdaq listing rules.

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

Nominating Committee

Messrs. Finke, Donaldson and Nagelson serve as members of the nominating committee, and Mr. Finke serves as chair of the nominating committee. Under the Nasdaq listing standards, all of the directors on the nominating committee must be independent, except that the nominating committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(e)(3) of the Nasdaq listing rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that since the Merger on February 10, 2023 there have been no delinquent filers.

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

Item 11. Executive Compensation.

For the fiscal year ended June 30, 2023, Alliance’s named executive officers were Bruce Ogilvie, Executive Chairman, Jeffrey Walker, Chief Executive Officer, John Kutch, Chief Finance Officer, and Bruce Means, President Distribution Solutions.

This section provides an overview of Alliance’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

2023 and 2022 Summary Compensation Table

The following table shows information regarding the compensation of Alliance’s named executive officers for services performed during the fiscal years ended June 30, 2023 and 2022.

				Stock
Name and Position	Fiscal Year	Salary	Bonus	Awards	All Other Compensation	Total Compensation
Bruce Ogilvie(1)	2023	$769,231	—	—	$35,550	$804,781
Executive Chairman	2022	$800,000	—	—	$35,261	$835,261
Jeffrey Walker(2)	2023	$769,231	—	—	$37,905	$807,136
Chief Executive Offer	2022	$800,000	—	—	$38,174	$838,174
John Kutch(3)	2023	$275,000	$34,575	$43,125	$11,360	$364,060
Chief Financial Officer	2022	$275,000	$68,750	—	$11,710	$355,460
Paul Eibeler(4)	2023	$287,508	$21,900	—	$11,562	$320,970
Board Chairman, COKeM	2022	$292,000	$29,200	—	$9,941	$331,141
Ben Means(5)	2023	$335,000	$25,125	$17,250	$14,290	$391,665
President, Distribution Solutions	2022	$135,000	$50,250	—	$12,940	$398,190

(1)	Included in all other compensation expenses is $18,300 for car and phone allowance in FY23 and FY22. Also included is $16,500 in 401K and health benefits in FY23 and $16,900 in FY22
(2)	Included in all other compensation expenses is $24,000 for car and phone allowance in FY23 and $23,900 in FY22. Also included is $13,900 in 401K and health benefits in FY23 and $14,200 in FY22
(3)	Included in all other compensation expenses is $11,400 for 401K and health benefits in FY23 and $11,700 in FY22.
(4)	Included in all other compensation expenses is $11,600 for 401K and health benefits in FY23 and $9,900 in FY22.
(5)	Included in all other compensation expenses is $14,300 for 401K and health benefits in FY23 and $12,900 in FY22.

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

Equity Incentive Plan Awards

In addition to the salaries and bonus targets set forth above, each of the two Named Executive Officers are eligible to participate in and receive awards under the 2023 Plan.

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

Equity Plans

Our board of directors adopted and approved the 2023 Omnibus Equity and Incentive Plan, or 2023 Plan, which was subsequently adopted by Alliance’s stockholders. The 2023 Plan became effective on February 10, 2023 and is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The purpose of the 2023 Plan is to help us attract, motivate and retain such persons with awards designed for the U.S. market and thereby enhance shareholder value.

Grant of Awards; Shares Available for Awards. The 2023 Plan provides for the grant of awards which are distribution equivalent rights, incentive share options, non-qualified share options, performance shares, performance units, restricted common stock, restricted share units, share appreciation rights (“SARs”), tandem share appreciation rights, unrestricted common stock or any combination of the foregoing, to key management employees and non-employee directors of, and non-employee consultants of, Alliance or any of its subsidiaries (each a “participant”) (however, solely Alliance employees or employees of Alliance subsidiaries are eligible for awards which are incentive share options). We have reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2023 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2023 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2023 Plan during any calendar year is limited to a number of shares equal to three percent (3%) of the total number of shares of common stock of the Company outstanding on the last day of the prior calendar year. Future new hires, non-employee directors and additional non-employee consultants are eligible to participate in the 2023 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

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

Options which are ISOs shall comply in all respects with Section 422 of the Code. In the case of ISOs granted to a ten percent shareholder, the per share exercise price under such ISO (to the extent required by the Code at the time of grant) shall be no less than 110% of the fair market value of a share on the date such ISO is granted. ISOs may only be granted to employees of Alliance or one of its subsidiaries. In addition, the aggregate fair market value of the shares subject to an ISO (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. An Option which specifies that it is not intended to qualify as ISOs or any Option that fails to meet the requirement of an ISO at any point in time will automatically be treated as a nonqualified option (“NQSO”) under the terms of the Plan.

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

Unrestricted Share Awards. An unrestricted share award is the award of common stock which is not subject to transfer restrictions. Pursuant to the terms of the applicable unrestricted share award agreement, a holder may be awarded (or sold) common stock which are not subject to transfer restrictions, in consideration for past services rendered thereby to us or an affiliate or for other valid consideration.

Restricted Share Unit Awards. A restricted share unit award provides for a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The Plan Committee shall set forth in the applicable restricted share unit award agreement the individual service-based or performance-based vesting requirement which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the Holder. The vesting restrictions under any restricted share unit award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such an award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a restricted share unit shall be entitled to receive a cash payment equal to the fair market value of a share, or one (1) share, as determined in the sole discretion of the Plan Committee and as set forth in the restricted share unit award agreement, for each restricted share unit subject to such restricted share unit award, if and to the extent the applicable vesting requirement is satisfied. Such payment shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted share unit first becomes vested.

Performance Unit Awards. A performance unit award provides for a cash payment to be made to the holder upon the satisfaction of predetermined individual and/or Alliance performance goals or objectives, based on the number of units awarded to the holder. The Plan Committee shall set forth in the applicable performance unit award agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the holder and/or Alliance would be required to satisfy before the holder would become entitled to payment, the number of units awarded to the holder and the dollar value assigned to each such unit. The vesting restrictions under any performance under award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such an award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a performance unit shall be entitled to receive a cash payment equal to the dollar value assigned to such unit under the applicable performance unit award agreement if the holder and/or Alliance satisfy (or partially satisfy, if applicable under the applicable performance unit award agreement) the performance goals and objectives set forth in such performance unit award agreement. If achieved, such payment shall be made no later than by the 15th day of the third calendar month following the end of Alliance’s fiscal year to which such performance goals and objectives relate.

Performance Share Awards. A performance share award provides for distribution of common stock to the holder upon the satisfaction of predetermined individual and/or Alliance goals or objectives. The Plan Committee shall set forth in the applicable performance share award agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the holder and/or Alliance would be required to satisfy before the holder would become entitled to the receipt of common stock pursuant to such holder’s performance share award and the number of shares of common stock subject to such performance share award. The vesting restrictions under any performance under award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code and, if such goals and objectives are achieved, the distribution of such common stock shall be made no later than by the 15th day of the 3rd calendar month next following the end of our fiscal year to which such goals and objectives relate. At the time of such an award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a performance share award shall have no rights as an Alliance shareholder until such time, if any, as the holder actually receives common stock pursuant to the performance share award.

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

Share Appreciation Rights. A SAR provides the participant to whom it is granted the right to receive, upon its exercise, the excess of (A) the fair market value of the number of shares of common stock subject to the SAR on the date of exercise, over (B) the product of the number of shares of common stock subject to the SAR multiplied by the base value under the SAR, as determined by the Plan Committee or the board of directors. The base value of a SAR shall not be less than the fair market value of a share on the date of the grant. If the Plan Committee grants a share appreciation right which is intended to be a tandem SAR, additional restrictions apply.

Amendment and Termination. The 2023 Plan shall continue in effect, unless sooner terminated pursuant to its terms, until February 10, 2033, the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date).

As of June 30, 2023, a total of 463,800 awards have been granted under the 2023 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information included under the heading “Equity Plans” in Item 12 of Part III of this annual report is hereby incorporated by reference into this Item 12 of Part II of this annual report.

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

The beneficial ownership percentages set forth in the table below are based on 50,965,970 shares of Class A common stock issued and outstanding as of September 27, 2023 (including 463,800 shares of unvested restricted stock).

	Number of Shares of
Name of Beneficial	Class A Common Stock	Percentage of Outstanding Class
Owner(1)	Beneficially Owned	A Common Stock
Bruce Ogilvie (2)(3)	15,195,975	29.8%
Jeffrey Walker(2)	22,852,778	44.8%
Thomas Finke(4)	875,051	1.7%
W. Tom Donaldson III(5)	2,410,062	4.7%
Terilea J. Wielenga(6)	5,000	—
Chris Nagelson(6)	5,000	—
John Kutch(7)	12,500	—
Directors and executive officers as a group (7 individuals)	41,356,366	81.0%
Ogilvie Legacy Trust dated September 14, 2021(8)	8,554,025	16.8%
(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of Alliance is c/o Alliance Entertainment Holding Corporation, 8201 Peters Road, Suite 1000, Plantation, Florida 33324.
(2)	Excludes Class E common stock.
(3)	The shares are beneficially owned by the Bruce Ogilvie, Jr. Trust dated January 20, 1994, having Mr. Bruce Ogilvie, Jr. as trustee, Mr. Ogilvie disclaims individual ownership of such shares except for his individual pecuniary interest in such trusts.
(4)	Includes 637,333 shares issuable upon exercise of private warrants. 323,864 of the listed shares, including 250,000 shares issuable upon exercise of private warrants, are held directly by the Thomas M. Finke Family Trust dtd 12/14/2012, of which Mr. Finke’s spouse is the trustee and Mr. Finke’s spouse and children are the beneficiaries. Mr. Finke disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Such shares are held directly by B&D Series 2020, LLC, of which Mr. Donaldson is the manager. Mr. Donaldson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 1,837,335 shares issuable upon exercise of private warrants.

(6)	Includes 5,000 shares underlying a restricted stock award which vests on October 4, 2023.
(7)	Includes 12,500 shares underlying a restricted stock award which vests on October 4, 2023.
(8)	Mr. Ogilvie’s two adult children are trustees of the Ogilvie Legacy Trust dated September 14, 2021. Mr. Ogilvie disclaims beneficial ownership of the shares held by such trust.

Item 13. Certain Relationships and Related Transactions.

Initial Stockholder Shares

In August 2020, the Sponsor purchased an aggregate of 2,875,000 Initial Stockholder Shares for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. Prior to the IPO, Sponsor transferred 50,000 Initial Stockholder Shares to the underwriter for the IPO and to affiliated of the underwriter. In connection with the Business Combination the Adara Initial Stockholders forfeited 1,375,000 of these Initial Stockholder Shares. At the closing of the Business Combination, each of the remaining 1,500,000 Initial Stockholder Shares converted into one share of Class A common stock.

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

In connection with the closing of the Business Combination, the Adara Initial Stockholders and the Legacy Alliance stockholders entered into the Registration Rights Agreement, which amended and restated the former registration rights agreement. Pursuant to the Registration Rights Agreement, Alliance filed a resale registration statement and it was declared effective in accordance with the terms of the registration statement. In certain circumstances, the Adara Initial Stockholders and the Legacy Alliance stockholders may each demand up to two registrations, which may be underwritten offerings, and all of the registration rights holders will be entitled to piggyback registration rights.

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

On June 22, 2022, each of Blystone & Donaldson, LLC, an affiliate of W. Tom Donaldson III, a director of Adara prior to the Business Combination and a director of Alliance, and Thomas Finke, Chief Executive Officer and a director of Adara, prior to the Business Combination and a director of Alliance, agreed to loan us up to $250,000 to fund operating expenses, including expenses related to the Business Combination pursuant to the Promissory Notes. The Promissory Notes were deemed payable upon the earlier of the closing of the Business Combination and February 10, 2023 and were non-interest bearing. At the closing, the amounts outstanding under the promissory notes were $250,000 to Blystone & Donaldson, LLC and $221,598 to Mr. Finke. In addition, Alliance had an additional payable of $53,710 owed to Blystone & Donaldson, LLC for advances of expenses paid on Alliance’s behalf. Blystone & Donaldson, LLC and Mr. Finke agreed to convert the amounts owed to them into payables and that such amounts would be payable after certain other payables assumed by Alliance in connection with the Business Combination.

Sponsor Support Agreement

On June 22, 2022, Adara, Legacy Alliance and the Alliance Initial Stockholders entered into the Sponsor Support Agreement pursuant to which the Alliance Initial Stockholders agreed to vote all of their Initial Stockholder Shares and shares of Class A common stock in favor of the approval and adoption of the Business Combination and related matters subject to a stockholder vote at the stockholder meeting at which the Business Combination proposal was voted upon by the Alliance stockholders.

Alliance Indemnification Agreements

In connection with the IPO, Alliance entered into agreements with its officers and directors to provide contractual indemnification in addition to the indemnification provided for in its certificate of incorporation. Alliance also purchased a policy of directors’ and officers’ liability insurance that insures its officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures Alliance against its obligations to indemnify its officers and directors.

Alliance Related Party Transactions

Captive Insurance Policies

Bruce Ogilvie, Executive Chairman, a director and a principal stockholder of Alliance, and Jeff Walker, Chief Executive Officer, a director and a principal stockholder of Alliance, established two insurance companies; Guard Yourself Insurance Company, Ltd. and Super O Insurance Company, Ltd., replaced effective April 1, 2018, with the current new insurance companies, Airlie Protection Ins. Co., Inc. and Protection for You Ins. Co., Inc. These insurance companies additionally insure the general assets, liabilities and claims of Alliance through March 30, 2022, and were not renewed for future periods. The entities are known as captive insurance companies. New policies covered the period of March 31, 2021, to March 30, 2022, and incurred an annual expense of $2.4 million. Premium payments are allowed based on the Loan Agreement dated February 21, 2017. The Company is not a guarantor and does not have exposure in the event of a loss. Total captive policy expense for the fiscal years ended June 30, 2023 and 2022, was $0 and $1.6 million, respectively. Total claims filed for the year ended June 30, 2022 was $1.2 million. There were no receivables from the captive as of June 30, 2023 or 2022.

Interest-Charge Domestic International Sales Corporation (IC-DISC)

The Company has an affiliate, My Worldwide Market Place, Inc. which is an IC-DISC and was established February 12, 2013. The IC-DISC is owned by the Company Stockholders. Effective December 31, 2022, IC-DISC was discontinued as a result there will be no future accruals or commissions paid out.

The IC-DISC is organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $2.8 and $9.9 million for the year ended June 30, 2023, and 2022 respectively. Determined under formulas and rules defined in the law and regulations of the US tax code. Under these regulations, the commission is deductible by the Company and results in a specified profit to the IC-DISC. This net profit is not subject to Federal income tax. The IC-DISC, which is managed on a calendar year, distributes the profit to its Stockholders, who are taxed on the income as a dividend. For twelve months ended December 31, 2022, the owners of the IC-DISC elected to forgive the distribution. The commission was not paid out but rolled into Equity of Alliance Entertainment for the period ended June 30, 2023.

GameFly Holdings, LLC

During the years ended June 30, 2023, 2022, Alliance has made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $16.8 million and $7.5 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts that GameFly paid for New Release, movies, video games, and video game consoles are at fair market value. GameFly does fulfillment services of fast selling new releases by providing 3PL services at market rates. The agreement between Alliance and GameFly can be terminated by either party at any time. GameFly is free to purchase from any competitor of Alliance.

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly, which is effective from February 1, 2023, through March 31, 2028, at which time the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the year ended June 30, 2023 Alliance had distribution revenue in the amount of $0.22 million.

MVP Logistics, LLC

During the year ended June 30, 2023, and 2022 Alliance incurred costs with MVP Logistics, LLC, in the amount of $8.3 million, and $11.4 million, respectively, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Redlands, California and South Gates, California distribution facilities.

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

Ogilvie Loans

Alliance: (i) borrowed $7,595,520 from Ogilvie on June 6, 2023 (the “June 2023 Ogilvie Loan”) and repaid the June 6 Ogilvie Loan on June 28, 2023 (such repayment, together with the June 2023 Ogilvie Loan, the “June 2023 Ogilvie Loan Transactions”); (ii) entered into a $17,000,000 line of credit with Ogilvie on July 3, 2023 (the “Ogilvie 2023 Line of Credit”), (iii) borrowed $10,000,000 under the Ogilvie 2023 Line of Credit on July 3, 2023 and an additional $5,000,000 under the Ogilvie 2023 Line of Credit on July 10, 2023 (collectively, such loans the “July 2023 Ogilvie Loans”) and repaid the July 2023 Ogilvie Loans on July 26, 2023 (such repayment, together with the July 2023 Ogilvie Loans, the “July 2023 Ogilvie Loan Transactions”), and (iv) borrowed $17,000,000 under the Ogilvie 2023 Line of Credit on August 10, 2023 (such loan the “August 2023 Ogilvie Loan” and collectively with the June 2023 Ogilvie Loan and the July 2023 Ogilvie Loans, the “2023 Ogilvie Loans”) and repaid $7,000,000 of the August 2023 Ogilvie Loan on August 28, 2023 (such repayment, together with the August 2023 Ogilvie Loan, the “August 2023 Ogilvie Loan Transactions” and collectively with the June 2023 Ogilvie Loan Transactions and the July 2024 Ogilvie Loan Transactions, the “2023 Ogilvie Loan Transactions”).

Alliance agreed to pay interest on the Loan at the rate of BSBY plus 3% per annum calculated daily. The expected interest cost to be paid to Mr. Ogilvie if BSBY remains at 5.16% and paid on June 30, 2023, would be approximately $41,000. This amount is subject to change based upon BSBY daily rate fluctuation.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. For the years ended June 30, 2023, and 2022, fees for our independent registered public accounting firm were $1,157,560 and $1,044,058 respectively, for the services BDO performed in connection with SEC filings and registrations, offerings, quarterly reviews and the audit of our June 30, 2023, and 2022 financial statements.

Tax Fees. For the years ended June 30, 2023, and 2022, fees for our tax accounting firm for the preparation of our corporate tax returns were approximately $100,000 and $108,000, respectively.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Merger. As a result, the audit committee did not pre-approve all the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:
(34)	As part of this annual report, the consolidated financial statements are listed in the accompanying index to financial statements on page F-2.
(2)	Financial Statement Schedules:
(34)	All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(3)	Exhibits:

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

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1**	Business Combination Agreement, dated as of June 22, 2022, by and among Alliance, Merger Sub and Alliance.	Form 8-K	001-40014	2.1	June 23, 2022

3.1	Second Amended and Restated Certificate of Incorporation.	Form 8-K	001-40014	3.4	February 13, 2023

3.2	Amended and Restated Bylaws.	Form 8-K	001-40014	3.5	February 13, 2023

4.1	Specimen Class A Common Stock Certificate.	Form S-4	333-266098	4.5	October 18, 2022

4.2	Specimen Warrant Certificate.	Form S-4	333-266098	4.6	October 18, 2022

4.3	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40014	4.1	February 11, 2021

4.4*	Description of the Registrant’s Securities

10.1	Form of Lock-Up Agreement (included in Exhibit 2.1).	Form 8-K	001-40014	2.1	June 23, 2022

10.2*†	Alliance Entertainment Holding Corporation 2023 Omnibus Equity Incentive Plan.

10.3	Form of Indemnity Agreement.	Form S-4	333-266098	10.11	October 18, 2022

10.4	Loan and Security Agreement, dated as of February 21, 2017, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC and Directtou, LLC, as Borrowers, Bank of	Form S-4	333-266098	10.12	October 18, 2022

	America, N.A., as Agent and Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner

10.5	Amendment Number Nine to Loan and Security Agreement, dated as of January 24, 2022, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, Aeris Marketing, LLC and CokeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form S-4	333-266098	10.13	October 18, 2022

10.6	Amendment Number Ten to Loan and Security Agreement, dated as of May 4, 2022, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, Aeris Marketing, LLC and CokeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form S-4	333-266098	10.14	October 18, 2022

10.7	Amendment Number Eleven to Loan and Security Agreement, dated as of June 30, 2022, by and among Alliance Entertainment Holding Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, and CokeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form S-4	333-266098	10.15	October 18, 2022

10.8	Lease Agreement, dated as of August 18, 2017, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.16	October 18, 2022

10.9	First Amendment to Lease, dated as of January 22, 2018, by and among Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.17	October 18, 2022

10.10	Multi-Tenant Industrial Triple Net Lease, dated as of December 14, 2007, by and between Cedar Grove - Crossdock, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.18	October 18, 2022

10.11	First Amendment to Lease Agreement, dated as of January 18, 2013, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.19	October 18, 2022

10.12	Second Amendment to Lease Agreement, dated as of August 1, 2014, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.20	October 18, 2022

10.13	Guaranty Agreement, dated as of November 9, 2012, by and between Project Panther Acquisition Corporation and KTR LOU I LLC.	Form S-4	333-266098	10.21	October 18, 2022

10.14	Office Lease, dated as of January 7, 2011, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.22	October 18, 2022

10.15	First Amendment to Lease, dated as of January 31, 2012, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.23	October 18, 2022

10.16	Second Amendment to Lease, dated August 2016, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.24	October 18, 2022

10.17	Standard Industrial Lease, dated as of August 12, 2020, by and between SCRS Valley Park Business Center, LLC and COKeM International, Ltd.	Form S-4	333-266098	10.25	October 18, 2022

10.18	Second Amendment to Lease, dated as of June 26, 2020, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.26	October 18, 2022

10.19 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Bruce Ogilvie.	Form S-4	333-266098	10.27	October 18, 2022

10.20 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Jeffrey Walker.	Form S-4	333-266098	10.28	October 18, 2022

10.21	Contingent Consideration Escrow Agreement by and among the Combined Company, Bruce Ogilvie and Continental Stock Transfer and Trust Company dated February 10, 2023.	Form 8-K	001-40014	10.29	February 13, 2023

10.22	Amendment Number Twelve to Loan and Security Agreement and Waiver, dated as of April 21, 2023, by and among AENT Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, and COKeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form 8-K	001-40014	10.1	April 27, 2023

10.23	Amendment Number Thirteen to Loan and Security Agreement and Waiver, dated as of September 13, 2023, by and among AENT Corporation, Project Panther Acquisition Corporation, AEC Direct, LLC, Alliance Entertainment, LLC, Directtou, LLC, Mecca Electronics Industries, Inc., Mill Creek Entertainment, LLC, and COKeM International, Ltd., as Borrowers, and Bank of America, N.A., as Agent.	Form 8-K	001-40014	10.1	September 14, 2023

14*	Code of Ethics.

16	Letter from WithumSmith+Brown PC to the U.S. Securities and Exchange Commission dated February 10, 2023.	Form 8-K	001-40014	16.1	February 13, 2023

21.1	List of Subsidiaries.	Form 10-K	001-40014	21.1	March 30, 2023

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter of Alliance Entertainment Holding Corporation.	Form 8-K	001-40014	99.3	February 10, 2023

99.2	Compensation Committee Charter of Alliance Entertainment Holding Corporation.	Form 8-K	001-40014	99.4	February 10, 2023

99.3	Nominating and Corporate Governance Committee Charter of Alliance Entertainment Holding Corporation.	Form 8-K	001-40014	99.5	February 10, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 18th day of October, 2023.

Alliance Entertainment Holding Corporation

By:

/s/ Jeffrey Walker
Name:	Jeffrey Walker
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey Walker	Chief Executive Officer and Director	October 18, 2023
Jeffrey Walker	(Principal Executive Officer)

/s/ Bruce Ogilvie	Executive Chairman of the Board of Directors	October 18, 2023
Bruce Ogilvie

/s/ John Kutch	Chief Financial Officer	October 18, 2023
John Kutch	(Principal Financial and Accounting Officer)

/s/ W. Tom Donaldson III	Director	October 18, 2023
W. Tom Donaldson III

/s/ Thomas Finke	Director	October 18, 2023
Thomas Finke

/s/ Chris Nagelson	Director	October 18, 2023
Chris Nagelson

/s/ Terilea J. Wielenga	Director	October 18, 2023
Terilea J. Wielenga

ALLIANCE ENTERTAINMENT HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Alliance Entertainment Holding Corporation

Plantation, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Entertainment Holding Corporation (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations for the year ended June 30, 2023, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Miami, Florida

October 18, 2023

ALLIANCE ENTERTAINMENT HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

($ in thousands) except share information	June 30, 2023	June 30, 2022
Assets
Current Assets
Cash and Cash Equivalents	$865	$1,469
Trade Receivables, Net	104,939	98,699
Related Party Receivable	—	245
Inventory, Net	146,763	249,439
Other Current Assets	8,299	9,128
Total Current Assets	260,866	358,980
Property and Equipment, Net	13,421	3,284
Operating Lease Right-Of-Use Assets	4,855	8,360
Goodwill	89,116	79,903
Intangibles, Net	17,356	18,764
Other Long-Term Assets	1,017	3,748
Deferred Tax Asset, Net	2,899	—
Total Assets	$389,530	$473,039
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$151,622	$198,187
Accrued Expenses	9,340	11,573
Current Portion of Operating Lease Obligations	3,902	4,453
Current Portion of Finance Lease Obligations	2,449	—
Promissory Note	495	—
Contingent Liability	150	—
Revolving Credit Facility, Net	133,281	135,968
Income Taxes Payable	—	418
Total Current Liabilities	301,239	350,599
Finance Lease Obligation, Non- Current	7,029	3,377
Operating Lease Obligations, Non-Current	1,522	4,864
Warrant Liability	206	—
Deferred Tax Liability	—	5,271
Total Liabilities	309,996	364,111
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred Stock Par Value $0.0001 per share, authorized 1,000,000 shares, 0 shares Issued and Outstanding	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at June 30, 2023, and 100,000,000 at June 30, 2022; Issued and Outstanding 49,167,170 Shares as of June 30, 2023, and 47,500,000 at June 30, 2022	5	5
Paid In Capital	44,542	39,995
Treasury Stock	—	(2,674)
Accumulated Other Comprehensive Loss	(77)	(66)
Retained Earnings	35,064	71,668
Total Stockholders' Equity	79,534	108,928
Total Liabilities and Stockholders' Equity	$389,530	$473,039

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended	Year Ended
($ in thousands except share and per share amounts)	June 30, 2023	June 30, 2022
Net Revenues	$1,158,722	$1,417,377
Cost of Revenues (excluding depreciation and amortization)	1,054,788	1,234,995
Operating Expenses
Distribution and Fulfillment Expense	62,841	64,260
Selling, General and Administrative Expense	59,057	58,110
Depreciation and Amortization	6,629	8,259
Transaction Costs	5,014	(251)
IC DISC Commissions	2,833	9,907
Restructuring Cost	306	—
Total Operating Expenses	136,680	140,285
Operating (Loss) Income	(32,746)	42,098
Other Expenses
Interest Expense, Net	11,715	4,056
Change in Fair Value of Warrants	1	—
Total Other Expenses	11,716	4,056
(Loss) Income Before Income Tax (Benefit) Expense	(44,462)	38,042
Income Tax (Benefit) Expense	(9,058)	9,423
Net (Loss) Income	(35,404)	28,619
Other Comprehensive (Loss) Income
Foreign Currency Translation	(11)	7
Total Comprehensive (Loss) Income	(35,415)	28,626
Net (Loss) Income per Share – Basic and Diluted	$(0.74)	$0.60
Weighted Average Common Shares Outstanding – Basic and Diluted	48,138,393	47,500,000

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2023 AND 2022

					Accumulated
	Common			Cost of	Other
	Stock Shares		Paid In	Treasury	Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Stock	(Loss) Income	Earnings	Total
Balances at June 30, 2021	47,500,000	$5	$39,995	$(2,674)	$(73)	$43,049	$80,302
Currency Translation Adjustment					7		7
Net Income	—	—	—	—	—	28,619	28,619
Balances at June 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$71,668	$108,928
Capital Contribution	—	—	6,592	—	—	—	6,592
Net Loss	—	—	—	—	—	(35,404)	(35,404)
Conversion of Treasury Stock	—	—	(2,674)	2,674	—	—	—
Merger: Reverse Recapitalization	1,667,170	—	(787)	—	—	—	(787)
Fair Value of Contingent Shares	—	—	1,200	—	—	(1,200)	—
Currency Translation Adjustment	—	—	—	—	(11)	—	(11)
Stock-based Compensation Expense	—	—	216	—	—	—	216
Balances at June 30, 2023	49,167,170	$5	$44,542	$—	$(77)	$35,064	$79,534

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
($ in thousands)	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(35,404)	$28,619
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by (Used in) Operating Activities:
Inventory write-down	10,800	—
Depreciation of Property and Equipment	2,221	3,096
Amortization of Intangible Assets	4,408	5,163
Amortization of Deferred Financing Costs (Included in Interest)	167	165
Bad Debt Expense	598	496
Deferred Income Taxes	(8,171)	(1,177)
Stock-based Compensation Expense	216	—
Gain on Disposal of Fixed Assets	(3)	—
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	(4,626)	12,138
Related Party Receivable	245	1,231
Inventory	99,729	(107,778)
Income Taxes Payable\Receivable	(1,533)	(1,867)
Operating Lease Right-Of-Use Assets	3,505	4,299
Operating Lease Obligations	(3,893)	(4,583)
Other Assets	5,031	(5,230)
Accounts Payable	(68,950)	(16,146)
Accrued Expenses	(952)	(1,980)
Net Cash Provided by (Used in) Operating Activities	3,388	$(83,554)
Cash Flows from Investing Activities:
Cash Received for Business Acquisitions, Net of Cash Acquired	1	—
Capital Expenditures	(825)	(50)
Net Cash Used in Investing Activities	(824)	(50)
Cash Flows from Financing Activities:
Payments on Financing Leases	(304)	(811)
Payments on Seller Notes	—	(3,750)
Payments on Revolving Credit Facility	(1,092,306)	(1,346,442)
Borrowings on Revolving Credit Facility	1,089,453	1,428,664
Payments on related party loans	(7,596)	—
Borrowings on related party loans	7,596	—
Proceeds from Financing advancements	—	3,377
Net Cash (Used in) Provided by Financing Activities	(3,157)	81,038
Net Decrease in Cash and Cash Equivalents	(593)	(2,566)
Net Effect of Currency Translation on Cash and Cash Equivalents	(11)	7
Cash, Beginning of the Period	1,469	4,028
Cash, End of the Period	$865	$1,469
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$11,425	$2,878
Cash Paid for Income Taxes	$648	$9,345
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Conversion of Treasury stock	$2,674	$—
Fixed Asset Financed with Debt	$10,080	$—
Capital Contribution	$6,592	$—
Business Combination: Reverse recapitalization	$(787)	—

The accompanying notes are an integral part of the consolidated financial statements.

Note 1: Organization and Summary of Significant Accounting Policies

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

On July 1, 2022, the Company added Think3Fold Ltd. to its portfolio. Consolidated financial statements are presented for Alliance Entertainment Holding Corporation and business operations are conducted through seven subsidiaries. The Company’s corporate offices are headquartered in Plantation, FL, with primary warehouse facilities located in Shepherdsville, KY and Shakopee, MN.

On February 10, 2023, Alliance, Adara Acquisition Corp. (“Adara”) and a Merger Sub consummated the closing of the transactions contemplated by a Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance (Alliance Entertainment Holding Corporation pre-Merger, as defined below) and Adara was affected by the merger of Merger Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly- owned subsidiary of Adara. Following the consummation of the Merger on the closing date, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation (the “Company”). See Note 15.

At the closing of the Merger, each of the then issued and outstanding shares of Alliance common stock were cancelled and automatically converted into the right to receive the number of shares of Adara common stock equal to the exchange ratio (determined in accordance with the Business Combination Agreement). The Company’s 900 shares of previously outstanding common stock were exchanged for 47,500,000 shares of Class A Common Stock. The Merger was accounted for as a recapitalization of Legacy Alliance and the change in equity structure has been retroactively reflected in the financial statements for all periods presented. In addition, pursuant to the Business Combination Agreement, 60,000,000 shares of Class E common stock of Adara to the Legacy Alliance stockholders were placed in an escrow account to be released to such Legacy Alliance stockholders and converted into Class A common stock upon the occurrence of certain triggering events.

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements:

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of Alliance Entertainment Holding Corporation and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

The Company’s principal source of liquidity is its borrowing capacity under the revolving credit facility (the “Revolver”) with Bank of America, which matures on December 31, 2023, and cash generated from operations. The Company has suffered losses from operations for the year ended June 30, 2023, and has a working capital deficiency. Management is in active discussions with lenders to renew the Revolver prior to its maturity. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management is currently evaluating cost reduction opportunities, process efficiencies, and its overall growth and diversification strategy. If the Company is unable to get an extension of its Revolver and implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

Revenue Recognition

The Company enters into contracts with its customers for the purchase of products in the ordinary course of business. A contract with commercial substance exists once the Company receives and accepts a purchase order under a sales contract. Payment terms on invoiced amounts generally range from 0 to 90 days. Revenue from the sale and distribution of pre-recorded music, video, games, accessories, and other related products are recognized when the performance obligations under the terms of a contract with its customer are satisfied, which occurs with the transfer of control of the product. For the majority of the Company’s products, control is transferred, and revenue is recognized when the product is shipped from the Company’s distribution center to the Company’s customers, which primarily consist of retailers. For most of the Company’s distribution contracts, the Company is considered to be the principal to these transactions and the revenue is recognized on a gross basis, since the Company is the primary obligor for fulfilling the promise to its customers on these arrangements, has inventory risk, and has latitude in establishing prices. Additionally, the Company ships some of its products to retailers on a consignment basis. The Company retains ownership of its products stored at these retailers. As the Company’s products are sold by the retailer, ownership is transferred from the Company to the retailer. At that time, the Company invoices the retailer and recognizes revenue for these consignment transactions. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative standalone selling price. Shipping and handling activities are treated as a fulfillment activity rather than a promised service, and therefore, are not considered a performance obligation. Sales, use, value-added, and other excise taxes the Company collects concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense when incurred.

The Company applies ASC 606, Revenue from Contracts with Customers, (ASC 606) utilizing the following allowable exemptions or practical expedients:

●	Portfolio approach practical expedient relative to the estimation of variable consideration.
●	Shipping and handling practical expedient to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities.
●	Costs of obtaining a contract practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less.
●	Sales taxes practical expedient to exclude sales taxes and other similar taxes from the transaction price.
●	Significant financing component practical expedient

Revenue is recognized at the transaction price which the Company expects to be entitled to receive. When determining the transaction price, the Company estimates variable consideration by applying the portfolio approach practical expedient under ASC 606. The primary sources of variable consideration for the Company are rebate programs, incentive programs and product returns. The rebate and incentives are recorded as a reduction to revenue at the time of the initial sale or when offered. The Company estimates variable consideration related to products sold under its rebate and incentive programs using the expected value method, which is based on sales terms with customers, historical experience, inventory levels, volume purchases, and known changes in relevant trends in the future. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.

Substantially all of the Company’s sales are domestic and are made to customers under agreements permitting certain limited rights of return based upon the prior months’ sales and vendor return rights. Except for video games and vinyl sales, which are not returnable, generally it is the Company’s policy not to accept product returns that cannot be returned to the Company’s vendors. Revenue from product sales is recognized net of estimated returns. Sales in the pre-recorded music and video movies industry generally give certain customers the right to return products. In addition, the Company’s suppliers generally permit the Company to return products that are in the supplier’s current product listing, except for video games and vinyl.

Based on historical returns, review of current catalog list and the change of mass merchant’s floor space and store locations carrying the Company’s products, management provides for estimated net returns at the time of sale and other specific reserves when appropriate. This is typically done using a twelve-month average return rate by product.

The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flows are most significantly affected by the overall economic health of the consumer product industry in the United States.

Cash and Cash Equivalents

Cash equivalents include all investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Trade Receivables, Net

The Company grants credit to customers on credit terms in the ordinary course of business. Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. Trade receivables are carried at original invoice amount less estimates made for allowances for uncollectible accounts based on a periodic review of all outstanding amounts. Management measures all expected losses based on a forward-looking expected loss model which reflects probable losses based on historical experience, current conditions, and reasonable and supportable forecasts. Trade receivables are written off against the allowance when they are deemed uncollectible. Recoveries of trade receivables previously written off are recorded as a credit to the allowance for uncollectible accounts when received.

Inventory and Inventory Reserves

Inventory is stated at the lower of cost, using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excess or obsolete inventory reserves that reduce the cost basis of the assets are established when inventory is estimated to not be sellable or returnable to suppliers based on product demand and product life cycle.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset. Costs of major additions and improvements are capitalized while repair and maintenance costs are charged to expense as incurred. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated statements of operations.

Depreciation and Amortization

Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

Asset Class	Useful Life
Leasehold Improvements	5 – 10 years
Machinery and Equipment	3 – 7 years
Furniture and Fixtures	5 – 7 years
Capitalized Software	1 – 3 years
Equipment Under Capital Leases	5 years
Computer Equipment	2 – 5 years

Leasehold improvements and equipment under capitalized leases are amortized over the shorter of the useful life of the asset or the life of the lease.

Goodwill and Definite-Lived Intangible Assets, Net

Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting units to it carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

The Company completes its annual goodwill impairment test as of June 30 each year. For the years ended June 30, 2023 and 2022, the Company did not record any impairment.

Definite-Lived intangible assets are stated at cost, less accumulated amortization. Amortization of customer relationships and lists is recorded using an accelerated method over the useful lives of the related assets, which range from 10 to 15 years. Covenants not to compete, trade name and favorable leases are amortized using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 15 years.

Impairment of Long-Lived Assets

Recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the years ended June 30, 2023 and 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s estimates of sales returns, warrants fair value, rebates, inventory valuation, and inventory recoverability. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Fair Value of Financial Instruments

The Company complies with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Under ASC 820, there are three categories for the classification and measurement of assets and liabilities carried at fair value:

Level 1:   Valuation based on quoted market prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples include publicly traded equity securities and publicly traded mutual funds that are actively traded on a major exchange or over-the-counter market.

Level 2:   Valuation based on quoted market prices of investments that are not actively traded or for which certain significant inputs are not observable, either directly or indirectly. Examples include municipal bonds, where fair value is estimated using recently executed transactions, bid asked prices and pricing models that factor in, where applicable, interest rates, bond spreads and volatility.

Level 3:   Valuation based on inputs that are unobservable and reflect management’s best estimate of what market participants would use as fair value. Examples include limited partnerships and private equity investments.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2023, and 2022, based on the short-term nature and maturity of these instruments.

The estimated fair values of debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2023 and 2022 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

The estimated fair value of the tangible and intangible assets acquired, and the liabilities assumed in connection with the acquisition of Think3Fold were measured using Level 2 and Level 3 inputs.

The estimated fair value of warrants, contingent shares and restricted stock awards is determined based on various valuation methodologies, including the Black-Scholes option pricing model and other appropriate valuation techniques. These methodologies consider factors such as the exercise price, expected volatility, expected term, and risk-free interest rate.

Warrants

Management evaluates all of the Company’s financial instruments, including warrants issued to purchase its Class A Common Stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed at issuance of the financial instrument and re-assessed at the end of each reporting period.

As a result of the Merger, the Company initially had 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants, and 50,000 Representative Warrants issued that are exercisable to purchase shares of Class A Common Stock. The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of Stockholders’ Equity on the consolidated balance sheets without subsequent fair value re-measurement.

The Private Placement Warrants and Representative Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Placement Warrants and Representative Warrants as liabilities at fair value in the consolidated balance sheets with the warrant liabilities subject to re-measurement at each balance sheet date until exercised, and any change in fair value recognized in the consolidated statements of operations.

The Company re-computes the fair value of the Private and the Representative Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. Refer to Note 17, Warrants and Note 18, Fair Value for additional details of the Warrants and related valuation.

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

As a result of the Merger (see Note 15), the Company has retroactively adjusted the weighted average shares outstanding prior to February 10, 2023, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Common Stock for the years ended June 30, 2023, and 2022 respectively:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Net (loss) Income (in thousands)	$(35,404)	$28,626
Basic and diluted shares
Weighted-average Class A Common Stock outstanding (basic)	48,138,393	47,500,000
Weighted-average Class A Common Stock outstanding (diluted)	48,398,623	47,500,000
(Loss) Income per share for Class A Common Stock
— Basic and Diluted	$(0.74)	$0.60

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic earnings (loss) per share since the contingencies for the issuance of these shares have not been met as of June 30, 2023. There are also 9,920,000 warrants outstanding and 260,000 restricted shares that have been excluded from diluted earnings per share because they are anti-dilutive.

Advertising Costs

Advertising costs, which consist primarily of mailers, catalogs, online marketing and other promotions, are expensed in the period in which the advertisement or promotion occurs. Additionally, the Company maintains cooperative advertising agreements with certain vendors to include their logos and product descriptions prominently in the catalogs and calendars. The fee revenues charged to the vendors for the cooperative advertising arrangements are recorded as a reduction of advertising expense and any excess fees are recorded as a reduction of cost of goods sold. Advertising costs, which are included as selling, general and administrative expenses, were $7.9 million and $6.5 million for the years ended June 30, 2023 and 2022, respectively.

Deferred Financing Costs

Deferred financing costs relating to the Company’s revolving credit facility are deferred and amortized ratably over the life of the debt using the straight-line method. Deferred financing costs are included as an addition to interest expense on the consolidated statements of operations and comprehensive income and are included in Revolving Credit Facility, Net on the Consolidated Balance Sheets.

Shipping and Handling

The Company accounts for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. Shipping and handling costs are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive income.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiary is measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into United States dollars at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Foreign currency translation (loss) income totaled ($11) and $7,000 for the years ended June 30, 2023, and 2022, respectively.

The Company does not typically hedge its foreign exchange rate position. Realized gains or losses from foreign currency transactions are included in operations as incurred.

Business Combinations — Valuation of Acquired Assets and Liabilities Assumed

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

Leases

The Company is a lessee in multiple noncancelable operating and financing leases. If the contract provides the Company with the right to substantially all the economic benefits and the right to direct the use of the identified asset, it is generally considered to be or contain a lease. Right-of-Use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The ROU asset is also adjusted for any lease prepayments made, lease incentives received, and initial direct costs incurred.

The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. Increases (decreases) to variable lease payments due to subsequent changes in an index or rate are recorded as variable lease expense (income) in the future period in which they are incurred.

The discount rate used is the implicit rate in the lease contract, if it is readily determinable, or the Company’s incremental borrowing rate. The Company uses the incremental borrowing rate based on the information available at the commencement date for all leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

The ROU asset for operating leases is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Operating leases with fluctuating lease payments: For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term. The ROU asset for finance leases is amortized on a straight-line basis over the lease term.

For all underlying classes of assets, the Company has elected to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are generally deemed short-term leases with lease costs included in short-term lease expense. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

Variable Interest Entity

The Company evaluates its ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (VIE). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change.

Changes in consolidation status are applied prospectively. The Company evaluated its transactions with a related party included in Note 12 and concluded that the arrangements do not result in variable interests and do not require consolidation of any of the related party entities.

Concentrations

Customers:

	Year Ended	Year Ended
Revenues	June 30, 2023	June 30, 2022
Customer #1	23.1%	26.8%

Receivable	June 30, 2023	June 30, 2022
Customer #1	*	21.4%
Customer #2	15.5%	14.7%
Customer #3	12.1%	*
Customer #4	10.5%	*

Suppliers:

	Year Ended	Year Ended
Purchases	June 30, 2023	June 30, 2022
Supplier #1	14.6%	11.1%
Supplier #2	12.9%	13.6%
Supplier #3	*	15.6%

Payables	June 30, 2023	June 30, 2022
Supplier #1	12.3%	11.9%

* Less than 10%

Segments

Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the chief operating decision maker or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers manage the business, allocate resources, and assess performance on a consolidated basis. Accordingly, the Company has one operating and reportable segment.

Accounting Pronouncements

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) to improve, simplify, and enhance the financial reporting requirements for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU using the modified retrospective method on July 1, 2022. The adoption did not result in any cumulative adjustment to the opening balance of retained earnings.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In October 2021, The FASB issued ASU No. 2021-08, Accounting for contract Assets and Contract Liabilities from contracts with customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of ASU 2021-08 should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements.

Note 2: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Trade Receivables	$106,467	$101,064
Less:
Allowance for Credit Losses	(235)	(557)
Sales Returns Reserve, Net	(1,470)	(1,898)
Customer Rebate and Discount Reserve	177	90
Total Allowances	(1,528)	(2,365)
Trade Receivables, Net	$104,939	$98,699

Trade Receivables, Net as of July 1, 2021 were $111.3 million.

Note 3: Inventory, Net

The Company completed an evaluation of the net realizable value of our inventory during the twelve months ended June 30, 2023. As a result of this evaluation, the Company recorded a $10.8 million inventory write down to reflect it at its net realizable value, which is recorded in cost of revenue in the consolidated financial statements.

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Inventory	$156,016	$255,236
Less: Reserves	(9,253)	(5,797)
Inventory, Net	$146,763	$249,439

Note 4: Other Current and Long-Term Assets

Other Current and Long-Term Assets consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Other Assets - Current
Prepaid Intellectual Property	$2,890	$2,443
Prepaid Insurance	1,365	431
Prepaid Acquisitions	—	2,243
Prepaid Freight	—	216
Prepaid Manufacturing Components	164	79
Prepaid Rent	1,054	—
Prepaid Maintenance	1,572	885
Prepaid Shipping Supplies	1,254	2,831
Total Other Assets - Current	$8,299	$9,128

Other Long-Term Assets
Deposits	$270	$3,748
Income tax receivable	747	—
Total Other Long-Term Assets	$1,017	$3,748

Note 5: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Property and Equipment
Leasehold Improvements	$1,680	$1,680
Machinery and Equipment	29,537	19,440
Furniture and Fixtures	1,749	3,530
Capitalized Software	10,508	11,451
Equipment Under Capital Leases	12,488	12,917
Computer Equipment	1,626	2,662
Construction in Progress	154	154
	57,742	51,834
Less: Accumulated Depreciation and Amortization	(44,321)	(48,550)
Total Property and Equipment, Net	$13,421	$3,284

Depreciation Expense for the year ended June 30, 2023, and 2022 was $2.2 million and $3.1 million respectively.

Note 6: Goodwill and Intangibles, Net

($ in thousands)
Goodwill, as of June 30, 2022	$79,903
Additions from business acquisition	9,213
Goodwill, as of June 30, 2023	$89,116

Intangibles, Net consists of the following at:

($in thousands)	June 30, 2023	June 30, 2022
Intangibles:
Customer Relationships	$78,000	$78,000
Trade Name - Alliance	5,200	5,200
Covenant Not to Compete	10	10
Mecca Customer Relationships	8,023	8,023
Customer List	12,760	9,760
Total	$103,993	$100,993
Accumulated Amortization	(86,637)	(82,229)
Intangibles, Net	$17,356	$18,764

During the year ended June 30, 2023, and 2022, the Company recorded amortization expense of $4.4 million and $5.2 million, respectively.

Expected amortization over the next five years and thereafter, as of June 30, 2023, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
2024	$3,824
2025	3,251
2026	2,939
2027	2,879
2028	1,855
Thereafter	2,608
Total Expected Amortization	$17,356

Note 7: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Marketing Funds Accruals	$5,203	$2,738
Payroll and Payroll Tax Accruals	2,765	3,904
Accruals for Other Expenses	1,372	4,931
Total Accrued Expenses	$9,340	$11,573

Note 8: Revolving Credit Facility

The Company has a Revolving Credit Facility with Bank of America (the “Credit Facility”). The Credit Facility was increased from $175 million to $225 million on June 30, 2022, but was reduced to $175 million on June 30, 2023, in connection with Amendment No. 12, as defined below. The Credit Facility carries a variable annual interest rate equal to the higher of the Prime rate, Federal Funds rate plus .5% or Bank of America Libor rate plus 2%, up to January 1, 2022, and SOFR plus a spread of 2.11% thereafter. The Company executed an amendment to its Credit Facility on January 24, 2022, (retroactive to January 1, 2022), to transition the interest rate benchmark from Libor to a Secured Overnight Financing Rate (SOFR). The effective interest rate on the revolver using SOFR for the year ended June 30, 2023, was 6.00% (SOFR plus a spread of 2.11%). The effective interest rate for the year ended June 30, 2022, was 3.61%. All assets (with certain capitalized lease exceptions) and interest in the assets of the Company are pledged as collateral under the Credit Facility.

The Credit Facility, which had its original maturity on September 29, 2023, was extended for 93-days in connection with Amendment No. 13, as defined below. Management is in active discussions with lenders to renew the Credit Facility.

The Credit Facility contains certain financial covenants with which the Company is required to comply. Failure to comply with the financial covenants contained in the Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility. The Company obtained a waiver for non-compliance with one non-financial covenant related to its delivery of the monthly financial statements and compliance certificates for the periods pertaining to June 30, 2022, July 31, 2022, and August 31, 2022. These non-compliances resulted in events of default under the Revolving Credit Facility and accordingly, the Credit Facility was classified as a current liability as of June 30, 2022.

On April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023 and certain other non-financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. Pursuant to Amendment No. 12, the Borrowers agreed to pay a waiver fee in the amount of approximately $180,000.

On September 13, 2023, the Borrowers entered into Amendment Number Thirteen and Waiver (“Amendment No. 13”) to the Credit Facility. Amendment No. 13 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, as of June 30, 2023 and thereafter, including a favored Equipment Lease Guaranty with Fifth Third Bank and short-term loans known as Ogilvie Loan Transactions ranging from $7.6 million to $17.0 million during the months of June, July and August, 2023 (Note 12). The parties acknowledge these are breaches of the covenants of the Credit Facility; however, the Borrowers have requested, and the Required Lenders have agreed, to waive the Specified Events of Default and amend the Credit Facility Agreement to extend the Revolver Termination Date for a period of 93 days to December 31, 2023.

Availability under the Credit Facility is limited by the Company’s borrowing base calculation, as defined in the Credit Agreement. In addition, there is a commitment fee of 0.25% for unused credit line with fees for the twelve months ended June 30, 2023, and 2022 of $147,000 and $141,000, respectively. Availability at June 30, 2023, was approximately $2 million with an outstanding revolver balance of $133 million. Availability at June 30, 2022, was $48 million with an outstanding revolver balance of $136 million.

Revolving Credit Facility, net consists of the following at:

($ in thousands)	June 30, 2023	June 30, 2022
Outstanding Balance	$133,323	$136,176
Less: Deferred Finance Costs	(42)	(208)
Revolving Credit Facility, Net	$133,281	$135,968

Note 9: Employee Benefits

Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. The medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of June 30, 2023, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of June 30, 2023, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At June 30, 2023 and June 30, 2022, the accrued estimated run out exposure totaled approximately $218,000 and $218,000, respectively, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the consolidated balance sheets.

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

Note 10: Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns as well as tax credits carry forward. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets to an amount more likely than not to be realized.

The Company's policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively. As of June 30, 2023, and 2022, the Company did not have any material uncertain tax positions and thus has not recognized any interest or penalties in these consolidated financial statements. The Federal income tax return remains open for examination by the U.S. tax authorities for all years subsequent to 2019. In addition, due to the Florida tax examination, tax years 2008-2016 also remains open.

Domestic income (loss) before income taxes and details of the income tax expense (benefit) are as follows:

	Year Ended June 30
($ in thousands)	2023	2022
Income Tax (Benefit) Expense:
Current:
Federal	$(27)	$7,937
State	(860)	2,663
Total Current	$(887)	$10,600
Deferred:
Federal	(5,584)	(951)
State	(2,587)	(226)
Total Deferred	(8,171)	(1,177)
Income Tax (Benefit) Expense	$(9,058)	$9,423

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows:

	Year Ended June 30
($ in thousands)	2023		2022
Federal Income Tax Provision at Statutory Rate	$(9,337)	(21)%	$7,484	21%
State Taxes, Net of Federal Benefits	(3,446)	(8)%	2,437	6%
Meals and Entertainment	—	0%	—	0%
Foreign Derived Intangible Income	—	0%	(618)	(2)%
Immaterial income tax out-of-period adjustment	2,914	7%	—	0%
Other	811	1%	120	1%
Income Tax (Benefit) Expense	$(9,058)	(21)%	$9,423	26%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for accounting purposes and the amounts used for tax purposes.

The components of deferred taxes consist of the following (amounts in thousands):

	Year Ended	Year Ended
($in thousands)	June 30, 2023	June 30, 2022
Deferred Tax Assets:
Other Deferred Tax Assets (ICDISC)	$590	$583
Net Operating Losses	12,076	30
Bad Debt	42	39
Section 248 Organization Costs	1,285	—
Accruals Not Currently Deductible	1,343	—
Lease Liability	1,390	—
Total Deferred Tax Assets	16,726	652
Deferred Tax Liabilities:
Inventory	(946)	(324)
Accruals Not Currently Deductible	—	(792)
Prepaids	(1,426)	(1,004)
Property and Equipment	(3,871)	(1,399)
Operating Lease Assets	(1,244)	—
Goodwill/Intangibles	(6,340)	(2,404)
Total Deferred Tax Liabilities	(13,827)	(5,923)
Net Deferred Tax Asset (Liability)	$2,899	$(5,271)

As of June 30, 2023, 2022 and 2021, the Company had recorded no unrecognized tax benefits and, therefore, no accrued interest or penalties for unrecognized tax positions. In addition, the Company is under examination by the Florida tax authorities. These proceedings may lead to adjustments or proposed adjustments to their taxes or provisions for uncertain tax provisions. The Company believes that it would prevail under such examination and, accordingly, has not recorded a provision for uncertain tax positions.

The Company evaluates deferred tax assets each period for recoverability. The Company records a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of June 30, 2023 and 2022, The Company has not recorded a valuation allowance.

The Company will reevaluate this determination quarterly and record a tax expense if and when future evidence requires a valuation allowance.

As of June 30, 2023, the Company had federal net operating loss carryforwards ("NOLs") of $46.4 million and state NOLs of $40.1 million. Of these carryforwards, approximately $40.4 million will expire, if not utilized, in various years through 2043. The remaining carryforwards have no expiration.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed under.

The federal and state net operating loss and credit carryforwards may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code (Code) and similar provisions of state law. These Code sections limit the federal net operating loss and credit carryforwards that may be used in any year in the event of an “ownership change.” A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. The Company may experience one or more Section 382 “ownership changes”. If so, the Company may lose some or all of the tax benefits of its NOLs and tax credits.

Note 11: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of June 30, 2023, and June 30, 2022.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Alliance Acquisition Corp., Alliance Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and the Sponsor, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. The Company has accrued $150,000 as of June 30, 2023, based on the expected loss.

Note 12: Related Party Transactions

Interest-Charge Domestic International Sales Corporation (“IC-DISC”)

The Company had an affiliate, My Worldwide Market Place, Inc. which was an IC-DISC and was established February 12, 2013. The IC-DISC was owned by the same shareholders of the Company, pre-Merger. Effective December 31, 2022, the IC-DISC was discontinued and there will be no future accruals or commissions paid out.

The IC-DISC was organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $2.8 million and $9.9 million for the twelve months ended June 30, 2023, and 2022, respectively. The commission was determined under formulas and rules defined in the law and regulations of the US tax code, and under these regulations, the commission was deductible by the Company and results in a specified profit to the IC-DISC. This net profit was not subject to federal income tax. The IC-DISC distributed the profit to its stockholders, who were taxed on the income as a dividend. In December 2022, the owners of the IC-DISC elected to forgive the commissions earned for the twelve months ended December 31, 2022. The forgiveness of $6.6 million was recorded as a deemed capital contribution by the Company Stockholders.

Captive Insurance Policies

Bruce Ogilvie, Executive Chairman and a principal stockholder of Alliance, and Jeff Walker, Chief Executive Officer, a director, and a principal stockholder of Alliance, established two insurance companies: Airlie Protection Ins. Co., Inc. and Protection for You Ins. Co., Inc. These insurance companies insured the general assets, liabilities, and claims of Alliance through March 30, 2022, and were not renewed for future periods. Premium payments were allowed based on the Loan Agreement dated February 21, 2017. The Company was not a guarantor and did not have exposure in the event of a loss. Total captive policy expenses for the year ended June 30, 2023, and 2022, were $0.0 million and $1.6 million, respectively.

Other Related Party Transactions

During the year ended June 30, 2023, two promissory notes of approximately $0.25 million were outstanding between Adara and two of its then shareholders to provide cash to pay operating costs. The notes do not accrue interest and were payable no earlier than when the Merger closes or February 10, 2023. On June 30, 2023, approximately $0.50 million was outstanding under the Promissory Note.

During the twelve-month periods ended June 30, 2023, and 2022, the Company had sales to a related party company owned by the Company’s shareholders of $16.8 million, and $7.5 million, respectively. During the same periods, the Company had costs incurred with another related party company in the amount of $8.3 million and $11.4 million, respectively.

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance, which is effective from February 1, 2023 through March 31, 2028, at which time the Agreement continues indefinitely until either party provides the other party with six month advance notice to terminate the Agreement. During the year Alliance had distribution revenue in the amount of $0.22 million.

As described in Note 8, the Company borrowed approximately $7.6 million from Bruce Ogilvie on June 6, 2023, and repaid it in full on June 28, 2023. On July 3, 2023, the Company entered into a $17 million line of credit with Bruce Ogilvie (the “Ogilvie 2023 Line of Credit”), whereas it borrowed $10 million on that date, and $5 million on July 10, 2023. These borrowings were paid in full on July 26, 2023. On August 10, 2023, the Company borrowed $17 million. As of September 27, 2023, the amount outstanding under the Ogilvie 2023 Line of Credit amounts to $10 million.

Note 13: Leases

The Company leases offices and warehouses, computer equipment and vehicles. Certain operating leases may contain one or more options to renew. The renewal terms can extend the lease term from one to 13 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal option periods are included in the measurement of the ROU asset and lease liability when the exercise is reasonably certain to occur.

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

Components of lease expense were as follows for the twelve months ended June 30, 2023, and 2022:

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2023	2022
Lease Cost ($ in thousands)
Finance Lease Cost:
Amortization of Right of Use Assets	$204	$675
Interest on lease liabilities	12	27
Operating Lease Cost	3,852	4,515
Short - Term Lease Cost	46	1,140
Variable Lease Cost	954	1,633
Total Lease Cost	$5,068	$7,990

Other Information ($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12	$30
Operating cash flows from operating leases	$4,193	$4,820
Financing cash flows from finance leases	$208	$1,070

Right of use assets obtained in exchange for new finance lease liabilities	$10,080	—
Right of use assets obtained in exchange for new operating lease liabilities	—	—
Net Right of use asset remeasurement	$(9)	$(651)

Weighted average remaining lease term - finance leases (in Years)	1.13	2.06
Weighted average remaining lease term - operating leases (in Years)	1.48	2.33
Weighted average discount rate - finance leases	3.68%	3.70%
Weighted average discount rate - operating leases	4.14%	4.10%

Maturities of operating and finance lease liabilities as of June 30, 2023 are as follows:

($ in thousands)	Operating Leases	Finance Leases
2024	4,033	3,064
2025	1,415	3,062
2026	113	2,977
2027	14	1,688
2028	4	—
Total Lease Payments	5,579	10,791
Less Imputed Interest	(155)	(1,313)
Total	5,424	9,478

Note 14: Business Acquisition

On July 1, 2022, Alliance purchased 100% of the stock of Think3Fold, a collectibles distribution company for contingent consideration with a fair value of zero at the acquisition date. The transaction expanded and diversified the Company’s portfolio of products and enabled scale and fixed cost leverage.

The results of operations of the acquired entity are included in the Consolidated Financial Statements from July 1, 2022, through June 30, 2023. The Company recognized $694,000 of acquisition-related costs that were expensed in year ended June 30, 2023. These costs are included in the consolidated statements of operations and comprehensive income within transaction costs.

Think3Fold revenue and earnings included in the Company’s consolidated statements of operations for the periods July 1, 2022, through June 30, 2023, are as follows:

Year Ended
($ in thousands)	June 30, 2023
Revenue	$16,112
Net Income	$1,881

The company has not presented pro forma financial information for the acquisition of Think3Fold in accordance with ASC 805, as historical financial information was not available in a reliable format and because the omission of such information is considered immaterial to the consolidated financial statements as a whole.

As part of the Think3Fold acquisition, a contingent consideration, or earn-out, arrangement was established. The contingent consideration is contingent upon the achievement of certain predefined performance milestones from July 1, 2022, to June 30, 2025. The fair value of the contingent consideration was zero at the acquisition date and as of June 30, 2023. Any subsequent changes in the fair value of the contingent consideration will be accounted for as an adjustment to the statement of operations and comprehensive (loss) income.

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

The purchase price allocation for this business acquisition was completed in the fourth quarter of the fiscal year ended June 30, 2023 and the following assets and liabilities are recognized based on the purchase price allocation and the fair value measurements. During the twelve-month period ended June 30, 2023, the Company recorded a measurement period adjustment to reduce the fair value of the inventory acquired by $5.2 million, which resulted in a corresponding increase in goodwill.

Allocation of purchase price consideration ($ in thousands)

Cash Acquired	$1
Trade Receivables	2,212
Inventory	7,853
Customer Relationship Intangibles	3,000
Other Assets	19
Accounts Payable	(22,298)
Total identifiable net assets (liabilities)	(9,213)
Goodwill	9,213
Total Consideration	$—

Goodwill resulting from the Think3Fold acquisition is not deductible for tax purposes. This non-deductibility arises from the intrinsic nature of the transaction and applicable tax regulations. The recognized goodwill associated with the Think3Fold acquisition primarily comprises expected synergies, since the acquisition is expected to generate synergies in various aspects, including operational efficiencies and revenue growth. These synergies are a significant component of recognized goodwill, as they are anticipated to enhance the overall value of the combined entity.

Note 15: Merger

As disclosed in Note 1, on February 10, 2023, the Company completed the Merger with Alliance and a Merger Sub, resulting in the Company becoming a publicly traded company. While Alliance was the legal acquirer in the Merger, for financial accounting and reporting purposes under U.S. GAAP, Legacy Alliance was the accounting acquirer, and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the exchange of stock by Alliance for Legacy Alliance’s stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Alliance. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy Alliance became the historical consolidated financial statements of the combined company, and Alliance’s assets, liabilities and results of operations were consolidated with Legacy Alliance beginning on the acquisition date. Operations prior to the Merger are presented as those of Legacy Alliance in future reports. The net assets of Alliance were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

At the closing of the Merger, each of the then issued and outstanding shares of Alliance common stock were cancelled and automatically converted into the right to receive the number of shares of Alliance common stock equal to the exchange ratio (determined in accordance with the Business Combination Agreement). The Company’s 900 shares of previously outstanding common stock were exchanged for 47,500,000 shares of Class A Common Stock. In addition, the treasury stock was cancelled. This change in equity structure has been retroactively reflected in the financial statements for all periods presented.

The following table summarizes the shares of Class A outstanding following consummation of the Merger:

Alliance Public Shares	167,170
Alliance Sponsor Shares	1,500,000
Legacy Alliance Shares	47,500,000
Total Shares of Common Stock Outstanding after Merger	49,167,170

Up to 60 million additional Class E shares may be issued to the Legacy Alliance shareholders at no cost based on future performance of the company’s stock price, and 9.9 million warrants (Class A) that can be exercised for common shares at $11.50 per share (See Note 17). The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

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

The Company incurred total transaction costs of approximately $5.0 million, including legal, financial advisory and other professional fees related to the Merger, which was recorded as an expense as the offering costs exceeded the proceeds received in the Merger.

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of June 30, 2023, 463,800 shares were awarded under the 2023 Plan.

Note 16: Stock-Based Compensation:

As part of the merger with Adara on February 10, 2023, 600,000 shares were authorized for a one-time employee stock plan. Total restricted stock awards of 463,800 shares were granted to employees on June 15, 2023, by approval of the compensation committee. The shares fully vest on October 4, 2023.The company does not have an annual stock-based compensation plan.

Number of RSAs
Outstanding as of February 10, 2023	—
Granted on June 15, 2023	463,800
Forfeited	(4,600)
Outstanding June 30, 2023	459,200

In connection with awards granted, the Company recognized $216,000 in stock-based compensation during the year ended June 30, 2023.

Note 17: Warrants

As a result of the Merger, at June 30, 2023, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants and 50,000 Representatives Warrants issued and outstanding, each exercisable for one share of Class A Common Stock with an exercise price of $11.50 (the “Warrants”).

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. Additionally, no warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants.

The Company filed with the SEC on April 11, 2023, its registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. The registration, as amended, became effective June 29, 2023.

Public Warrants:

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the consolidated balance sheets. They may only be exercised for a whole number of shares. The Public Warrants are currently exercisable at $11.50 per share and will expire five years after the completion of the Merger or earlier upon redemption or liquidation. The Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part.
●	at a price of $0.01 per Public Warrant.
●	upon not less than 30 days’ prior written notice of redemption after the warrants become exercisable to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period commencing once the Public Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right.

Even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger, or consolidation. However, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

Private Placement Warrants:

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering but are classified as liabilities on the consolidated balance sheet as they are not considered indexed to the company’s own stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants as described above.

Representative Warrants

The Company issued Representative Warrants, for minimal consideration to ThinkEquity, a division of Fordham Financial Management, Inc. (and/or its designees), in a private placement simultaneously with the closing of Alliance’s initial public offering, which are also classified as liabilities on the consolidated balance sheet. The Representative Warrants are identical to the Private Warrants except that so long as the Representative Warrants are held by ThinkEquity (and/or its designees) or its permitted transferees, the Representative Warrants (i) will not be redeemable by the Company, (ii) may be exercised by the holders on a cashless basis, (iii) are entitled to registration rights and (iv) are not exercisable more than five years from the effective date of the Merger.

Note 18: Fair Value

The Company complies with the provisions of ASC 820, Fair Value Measurements, for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

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

3.Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2023, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Lattice Model in valuing the Private Placement Warrants and Representative Warrants.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	June 30,	February 10,
	2023	2023
Stock Price	$2.55	$3.30
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.16%	3.58%
Expected term (years)	4.6	4.8
Expected volatility	34.6%	28.6%
Expected dividend yield	—	—

The significant assumptions using the Lattice model approach for valuation of the Private Placement Warrants and Representative Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.
(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.
(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the Public Warrants, adjusted by guideline public company volatility.
(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as follows: (in thousands)

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$206	$—	$—	$206

The table below presents the change in number and fair value of the Private and Representative Warrants since the Merger on February 10, 2023: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
February 10, 2023	4,120,000	$203	50,000	$2	4,170,000	$205
Exercised	—	—	—	—	—	—
Change in value	—	$—	—	$1	—	$1
June 30, 2023	4,120,000	$203	50,000	$3	4,170,000	$206

Note 19: Subsequent Events

On July 5, 2023, the Company sold an aggregate of 1,335,000 shares of the Company’s Class A Common Stock at a public offering price to the public of $3.00 per share (the “Offering”), pursuant to an Underwriting Agreement, dated as of June 29, 2023 (the “Underwriting Agreement”), by and between the Company and ThinkEquity, as representative of the underwriters of the Offering (the “Underwriters”).

In addition, pursuant to the Underwriting Agreement, the Company granted ThinkEquity a 45-day option to purchase up to 200,250 additional shares of Class A Common Stock to cover over-allotments in connection with the Offering. The Class A Common Stock was offered and sold to the public pursuant to the Company’s registration statement on Form S-1, initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 12, 2023, as amended, which became effective on July 4, 2023.

The Company received gross proceeds of $4,005,000, before deducting underwriting discounts and commissions of 7.5% of the gross proceeds and estimated Offering expenses.

As described in Note 8, on September 13, 2023, certain subsidiaries of Alliance Entertainment Holding Corporation, a Delaware corporation (the “Company” or “Alliance”), as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Thirteen and Waiver (“Amendment No. 13”) to the Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Agent”), as agent for the Lenders thereunder. Pursuant to Amendment No. 13, (i) the termination date of the Credit Facility was extended to December 31, 2023, (ii) the definitions of Subordinated Debt and Permitted Contingent Obligations were amended, (iii) the Borrowers are not permitted to create, incur, guarantee or offer to exit any new debt or liens, other than certain specified liens, or to make or declare any distribution, other than certain permitted distributions, (iv) loans and advances that were previously permitted, as well as previously permitted acquisitions, will be considered restricted investments and may not be made, (v) the Borrowers may not make any loans or advances of money to any persons, and (vi) the lenders waived certain events of default, including certain breaches of negative covenants.