Form 10-Q
period 2023-09-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2023-11-09
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

(954) 255-4000
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

As of November 9, 2023, there were 50,965,970 shares of Class A common stock, $0.0001 par value, issued and outstanding.*

*Does not include up to 60 million shares of Class E contingent common stock which automatically convert into shares of Class A common in three equal tranches when the price of the Class A common stock reaches $20, $30, and $50 per share, and under a variety of conditions within five, seven and ten years.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Current Assets
Cash	$1,225	$865
Trade Receivables, Net	93,504	104,939
Inventory, Net	159,432	146,763
Other Current Assets	7,054	8,299
Total Current Assets	261,215	260,866
Property and Equipment, Net	12,831	13,421
Operating Lease Right-of-Use Assets	3,971	4,855
Goodwill	89,116	89,116
Intangibles, Net	16,306	17,356
Other Long-Term Assets	1,019	1,017
Deferred Tax Asset, Net	4,132	2,899
Total Assets	$388,590	$389,530
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$154,745	$151,622
Accrued Expenses	5,962	9,340
Current Portion of Operating Lease Obligations	3,699	3,902
Current Portion of Finance Lease Obligations	2,494	2,449
Revolving Credit Facility, Net	125,684	133,281
Shareholder Loan (subordinated), Current	10,000	—
Contingent Liability	50	150
Promissory Note	—	495
Total Current Liabilities	302,634	301,239
Warrant Liability	82	206
Finance Lease Obligation, Non- Current	6,388	7,029
Operating Lease Obligations, Non-Current	754	1,522
Total Liabilities	309,858	309,996
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of September 30, 2023 and June 30, 2023	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at September 30, 2023, and at June 30, 2023; Issued and Outstanding 50,502,170 Shares as of September 30, 2023, and 49,167,170 at June 30, 2023	5	5
Paid In Capital	47,202	44,542
Accumulated Other Comprehensive Loss	(77)	(77)
Retained Earnings	31,602	35,064
Total Stockholders’ Equity	78,732	79,534
Total Liabilities and Stockholders’ Equity	$388,590	$389,530

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
($ in thousands except share and per share amounts)	September 30, 2023	September 30, 2022
Net Revenues	$226,755	$238,701
Cost of Revenues (excluding depreciation and amortization)	200,501	213,233
Operating Expenses
Distribution and Fulfillment Expense	11,714	14,865
Selling, General and Administrative Expense	14,439	14,731
Depreciation and Amortization	1,641	1,636
Transaction Costs	—	640
IC DISC Commissions	—	1,389
Restructuring Cost	47	—
Total Operating Expenses	27,841	33,261
Operating Loss	(1,587)	(7,793)
Other Expenses
Interest Expense, Net	3,140	2,354
Total Other Expenses	3,140	2,354
Loss Before Income Tax Benefit	(4,727)	(10,147)
Income Tax Benefit	(1,265)	(2,638)
Net Loss	(3,462)	(7,509)
Net Loss per Share – Basic and Diluted	$(0.07)	$(0.16)
Weighted Average Common Shares Outstanding	50,502,170	47,500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2023 (unaudited)

				Accumulated
	Common			Other
	Stock Shares		Paid In	Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	(Loss)	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of Common Stock, net of transaction cost of $1.9 million	1,335,000	—	1,332	—	—	1,332
Stock-based Compensation Expense	—	—	1,328	—	—	1,328
Net loss	—	—	—	—	(3,462)	(3,462)
Balances at September 30, 2023	50,502,170	$5	$47,202	$(77)	$31,602	$78,732

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2022 (unaudited)

	Common				Accumulated
	Stock			Cost of	Other
	Shares	Par	Paid In	Treasury	Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Stock	(Loss)	Earnings	Total
Balances at June 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$71,668	$108,928
Net loss	—	—	—	—	—	(7,509)	(7,509)
Balances at September 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$64,159	$101,419

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(3,462)	$(7,509)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation of Property and Equipment	590	622
Amortization of Intangible Assets	1,051	1,014
Amortization of Deferred Financing Costs (Included in Interest)	42	208
Bad Debt Expense	87	178
Stock-based Compensation Expense	1,328	—
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	11,348	8,462
Related Party Receivable	—	245
Inventory	(12,669)	(27,025)
Income Taxes Payable\Receivable	(1,233)	(3,226)
Operating Lease Right-of-Use Assets	884	1,097
Operating Lease Obligations	(971)	(5,216)
Other Assets	1,142	2,345
Accounts Payable	3,123	(21,848)
Accrued Expenses	(3,999)	2,477
Net Cash Used in Operating Activities	(2,739)	(48,176)
Cash Flows from Investing Activities:
Cash Received for Business Acquisitions, Net of Cash Acquired	—	1
Net Cash Provided by Investing Activities	—	1
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(260,259)	(230,934)
Borrowings on Revolving Credit Facility	252,621	278,449
Proceeds from Shareholder Note (Subordinated), Current	46,000	—
Payments on Shareholder Note (Subordinated), Current	(36,000)	—
Issuance of common stock, net of transaction costs	1,332	—
Payments on Financing Leases	(595)	—
Net Cash Provided by (Used in) Financing Activities	3,099	47,515
Net Increase (Decrease) in Cash	360	(660)
Cash, Beginning of the Period	865	1,469
Cash, End of the Period	$1,225	$809
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$3,140	$2,013
Cash Paid for Income Taxes	$44	$293
Supplemental Disclosure for Non-Cash Investing Activities
Fixed Asset Financed with Debt	$—	$3,377

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On February 10, 2023, Alliance, Adara Acquisition Corp. (“Adara”) and a Merger Sub consummated the closing of the transactions contemplated by a Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance (Alliance Entertainment Holding Corporation pre-Merger, as defined below) and Adara was affected by the merger of Merger Sub with and into Alliance (the “Merger” or the “Business Combination”), with Alliance surviving the Merger as a wholly- owned subsidiary of Adara. Following the consummation of the Merger on the closing date, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation (the “Company”). See Note 16.

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

On July 1, 2022 the Company added Think3Fold LLC. to its portfolio.

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

However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, stockholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K filed October 19, 2023. The June 30, 2023, balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included therein.

Basis for Presentation

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

Significant estimates inherent in the preparation of the accompanying condensed unaudited consolidated financial statements include management’s estimates of sales returns, warrants fair value, rebates, inventory valuation, and inventory recoverability. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The Company’s principal source of liquidity is its borrowing capacity under the revolving credit facility (the “Revolver”) with Bank of America, N.A. which matures on December 31, 2023, and cash generated from operations. The Company has suffered losses from operations and net cash used on operating activities for the three-month period ended September 30, 2023, and has a working capital deficit. Management is in active discussions with lenders to renew the Revolver prior to its maturity. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management is currently evaluating cost reduction opportunities, process efficiencies, and its overall growth and diversification strategy. If the Company is unable to get an extension of its Revolver and implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Revenue

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Customer #1	18.5%	24.9%
Customer #2	13.4%	10.5%
Customer #3	11.9%	*

Receivables Balance

($ in thousands)	September 30, 2023	June 30, 2023
Customer #1	26.1%	15.5%
Customer #2	10.3%	*
Customer #3	*	12.1%
Customer #4	*	10.5%

*Less than 10%

	Three Months Ended	Three Months Ended
Purchases	September 30, 2023	September 30, 2022
Supplier #1	20.1%	11.7%
Supplier #2	15.6%	10.3%
Supplier #3	12.6%	*

Payables	September 30, 2023	June 30, 2023
Supplier #1	16.9%	*
Supplier #2	15.7%	*
Supplier #3	*	12.3%

*Less than 10%

Accounting Pronouncements

In October 2021, The FASB issued ASU No. 2021-08, Accounting for contract Assets and Contract Liabilities from contracts with customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The company adopted this ASU using the prospective approach method in July 2023. There have been no acquisitions since adoption and thus did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2: Summary of Significant Accounting Policies

There have been no material changes or updates to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Earnings per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options, warrants, and unvested restricted stock units, were exercised and converted into common shares and the impact would not be antidilutive. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive. Contingently issuable shares are included in basic net loss per share only when there is no circumstance under which those shares would not be issued.

As a result of the Merger (see Note 16), the Company has retroactively adjusted the weighted average shares outstanding prior to February 10, 2023, to give effect to the Exchange Ratio used to determine the number of shares of Class A Common Stock into which they were converted.

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A Common Stock for the three months ended September 30, 2023, and 2022:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Net Loss (in thousands)	$(3,462)	$(7,509)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	50,502,170	47,500,000
Loss per share for Class A Common Stock
— Basic and Diluted	$(0.07)	$(0.16)

There are 60,000,000 shares of contingently issuable Class A Common Stock that were not included in the computation of basic earnings (loss) per share since the contingencies for the issuance of these shares have not been met as of September 30, 2023. There are also 9,920,000 warrants outstanding and 260,000 restricted shares that have been excluded from diluted earnings per share because they are anti-dilutive

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	September 30, 2023	June 30, 2023
Trade Receivables	$95,637	$106,467
Less:
Allowance for Credit Losses	(290)	(235)
Sales Returns Reserve, Net	(1,344)	(1,470)
Customer Rebate and Discount Reserve	(499)	177
Total Allowances	(2,133)	(1,528)
Trade Receivables, Net	$93,504	$104,939

Trade Receivables, Net as of June 30, 2022 were $98.7 million.

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	September 30, 2023	June 30, 2023
Inventory	$167,801	$156,016
Less: Reserves	(8,369)	(9,253)
Inventory, Net	$159,432	$146,763

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consists of the following at:

($ in thousands)	September 30, 2023	June 30, 2023
Other Assets - Current
Prepaid Intellectual Property	$3,188	$2,890
Prepaid Insurance	802	1,365
Prepaid Manufacturing Components	344	164
Prepaid Rent	—	1,054
Prepaid Maintenance	1,614	1,572
Prepaid Shipping Supplies	1,106	1,254
Total Other Assets - Current	$7,054	$8,299

Other Long-Term Assets
Income tax receivable	747	747
Deposits	$272	$270
Total Other Long-Term Assets	$1,019	$1,017

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	September 30, 2023	June 30, 2023
Property and Equipment
Leasehold Improvements	$1,680	$1,680
Machinery and Equipment	29,537	29,537
Furniture and Fixtures	1,749	1,749
Capitalized Software	10,508	10,508
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,626	1,626
Construction in Progress	—	154
	57,588	57,742
Less: Accumulated Depreciation and Amortization	(44,757)	(44,321)
Total Property and Equipment, Net	12,831	$13,421

Depreciation Expense for the three months ended September 30, 2023, and 2022 was $0.6 million, respectively.

Note 7: Goodwill and Intangibles, Net

	September 30, 2023	June 30, 2023
($ in thousands)
Goodwill, beginning of period	$89,116	$79,903
Additions from business acquisition	—	9,213
Goodwill, end of period	$89,116	$89,116

Intangibles, Net consists of the following at:

($in thousands)	September 30, 2023	June 30, 2023
Intangibles:
Customer Relationships	$78,000	$78,000
Trade Name - Alliance	5,200	5,200
Covenant Not to Compete	10	10
Mecca Customer Relationships	8,023	8,023
Customer List	12,760	12,760
Total	$103,993	$103,993
Accumulated Amortization	(87,687)	(86,637)
Intangibles, Net	$16,306	$17,356

During the three months ended September 30, 2023, and 2022, the Company recorded amortization expense of $1.0 million respectively.

Expected amortization over the next five years including the remainder of fiscal 2024 and thereafter, as of September 30, 2023, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
2024	$2,926
2025	3,326
2026	3,014
2027	2,954
2028	1,931
Thereafter	2,155
Total Expected Amortization	$16,306

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	September 30, 2023	June 30, 2023
Marketing Funds Accruals	$3,587	$5,203
Payroll and Payroll Tax Accruals	1,607	2,765
Accruals for Other Expenses	768	1,372
Total Accrued Expenses	$5,962	$9,340

Note 9: Revolving Credit Facility

The Company has a Revolving Credit Facility with Bank of America, N.A. The Credit Facility was increased from $175 million to $225 million on June 30, 2022, but was reduced to $175 million on June 30, 2023, in connection with Amendment No. 12, as defined below. The Credit Facility carries a variable annual interest rate equal to the higher of the Prime rate, Federal Funds rate plus 0.5% or Bank of America Libor rate plus 2%, up to January 1, 2022, and SOFR plus a spread of 2.11% thereafter. The Company executed an amendment to its Credit Facility on January 24, 2022, (retroactive to January 1, 2022), to transition the interest rate benchmark from Libor to a Secured Overnight Financing Rate (SOFR). The effective interest rate on the Credit Facility using SOFR for the three months ended September 30, 2023, was 8.42% (SOFR plus a spread of 3.11%). The effective interest rate for the year ended June 30, 2023, was 6.00%. All assets (with certain capitalized lease exceptions) and interest in the assets of the Company are pledged as collateral under the Credit Facility.

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

On September 13, 2023, the Borrowers entered into Amendment Number Thirteen and Waiver (“Amendment No. 13”) to the Credit Facility. Amendment No. 13 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, as of June 30, 2023 and thereafter, including a favored Equipment Lease Guaranty with Fifth Third Bank and short-term loans known as Ogilvie Loan Transactions ranging from $7.6 million to $17.0 million during the months of June, July and August, 2023 (Note 13). The parties acknowledge these are breaches of the covenants of the Credit Facility; however, the Required Lenders have waived the Specified Events of Default and amend the Credit Facility Agreement to extend the Revolver Termination Date for a period of 93 days to December 31, 2023.

Availability under the Credit Facility is limited by the Company’s borrowing base calculation, as defined in the Credit Agreement. In addition, there is a commitment fee of 0.25% for unused credit line with fees for the three months ended September 30, 2023, and 2022 of $0.33 million and $0.35 million respectively. Availability at September 30, 2023, was approximately $7 million with an outstanding revolver balance of $126 million. Availability at June 30, 2023, was $2 million with an outstanding revolver balance of $133 million. For the three months ended September 30, 2023, the Company was in compliance with covenants related to the delivery of its financial statements and compliance certificates.

Revolver Balance consists of the following at:

($ in thousands)	September 30, 2023	June 30, 2023
Bank of America Revolving Credit Agreement	$125,684	$133,323
Less: Deferred Finance Costs	—	(42)
Revolving Credit, Net	$125,684	$133,281

Note 10: Employee Benefits

Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. The medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of September 30, 2023, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of September 30, 2023, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At September 30, 2023, and June 30, 2023, the accrued estimated run out exposure totaled approximately $218,000 and $218,000, respectively, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the condensed consolidated balance sheets.

401(k) Plan

The Company has the Alliance Entertainment 401(k) Plan (the Plan) covering all eligible employees of the Company. All employees over the age of 18 are eligible to participate in the Plan at the beginning of the month following the date of hire. The Plan has automatic deferral at the beginning of the month following the date of hire. Employees are automatically enrolled in the Plan with a 3% contribution; however, they have the option to increase/decrease their deferrals or opt out of the Plan at any time. The Company currently offers a match contribution of $0.50 of every dollar up to 4% of contribution percentage. The Company conducts a retirement plan review on an annual basis.

Note 11: Income Taxes

The effective tax rate was 26% for the three months ended September 30, 2023, and 2022 respectively. State tax rates vary among states and average approximately 7.0% although some state rates are higher, and a small number of states do not impose an income tax.

The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction is approximately 7%. For the three months ended September 30, 2023, and 2022, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes.

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of September 30, 2023, and June 30, 2023.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit. The Company has accrued $50,000 and $150,000 as of September 30, 2023, and June 30, 2023, respectively, based on the expected loss.

Note 13: Related Party Transactions

Interest-Charge Domestic International Sales Corporation (“IC-DISC”)

The Company had an affiliate, My Worldwide Marketplace, Inc., which was an IC-DISC and was established February 12, 2013. The IC-DISC was owned by the same shareholders of the Company, pre-Merger. Effective December 31, 2022, IC-DISC was discontinued and there will be no future accruals or commissions paid out.

The IC-DISC was organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $0 and $1.4 million for the three months ended September 30, 2023, and 2022.repectively. The commission was determined under formulas and rules defined in the law and regulations of the US tax code, and under these regulations, the commission was deductible by the Company and results in a specified profit to the IC-DISC. This net profit was not subject to federal income tax. The IC-DISC distributed the profit to its stockholders, who were taxed on the income as a dividend. The owners of the IC-DISC elected to forgive the commissions earned for the twelve months ended December 31, 2022. The forgiveness of $6.6 million was recorded as a deemed capital contribution by the Company Stockholders.

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance, which is effective from February 1, 2023, through March 31, 2028, at which time the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the three months ended September 30, 2023 and 2022, Alliance had distribution revenue in the amount of $0.8 million and $0.7 million, respectively, recorded as net revenues in the unaudited condensed consolidated statements of operations.

MVP Logistics, LLC

During the three months ended September 30, 2023, and 2022 Alliance incurred costs with MVP Logistics, LLC, in the amount of $1.0 million, and $2.0 million, respectively, recorded as cost of revenues in the unaudited condensed consolidated statements of operations, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Redlands, California and South Gates, California distribution facilities.

MVP Logistics is an independent contractor, which is 33.3% owned by Joe Rehak, the SVP of Operations of COKeM International Limited, which was acquired by Alliance in September 2020, and the remaining 66.6% by unaffiliated third parties. Alliance believes the amounts payable to MVP Logistics are at fair market value. The MVP 3PL Logistics agreement for Redlands and Southgate, California is for a one-year term ending March 10, 2024, with one-year automatic renewals unless cancelled by either party.

Ogilvie Loans

On July 3, 2023 (the “Ogilvie 2023 Line of Credit”), (iii) borrowed $10,000,000 under the Ogilvie 2023 Line of Credit on July 3, 2023 and an additional $5,000,000 under the Ogilvie 2023 Line of Credit on July 10, 2023 (collectively, such loans the “July 2023 Ogilvie Loans”) and repaid the July 2023 Ogilvie Loans on July 26, 2023 (such repayment, together with the July 2023 Ogilvie Loans, the “July 2023 Ogilvie Loan Transactions”), and (iv) borrowed $17,000,000 under the Ogilvie 2023 Line of Credit on August 10, 2023 (such loan the “August 2023 Ogilvie Loan” and collectively with the June 2023 Ogilvie Loan and the July 2023 Ogilvie Loans, the “2023 Ogilvie Loans”) and repaid $7,000,000 of the August 2023 Ogilvie Loan on August 28, 2023 (such repayment, together with the August 2023 Ogilvie Loan, the “August 2023 Ogilvie Loan Transactions” and collectively with the June 2023 Ogilvie Loan Transactions and the July 2024 Ogilvie Loan Transactions, the “2023 Ogilvie Loan Transactions”). As of September 30, 2023, $10 million was outstanding on the Ogilvie Loans.

Alliance agreed to pay interest on the Loan at the rate of the Bloomberg Short-Term Bank Yield Index (BSBY) plus 3% per annum calculated daily. The expected interest cost to be paid to Mr. Ogilvie if BSBY remains at 5.16%. For the three-month ended September 30, 2023 $243,000 in interest was paid on the Ogilvie Loans.

Other Related Party Transactions

During the year ended June 30, 2023, two promissory notes of approximately $0.25 million were outstanding between Adara and two of its then shareholders to provide cash to pay operating costs. The notes do not accrue interest and were payable no earlier than when the Merger closes or February 10, 2023. On September 30, 2023, all related party promissory notes were paid in full.

Note 14: Leases

The Company leases offices and warehouse, computer equipment and vehicles. Certain operating leases may contain one or more options to renew. The renewal terms can extend the lease term from one to 13 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal option periods are included in the measurement of the Right of Use (ROU) asset and lease liability when the exercise is reasonably certain to occur.

The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

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

Components of lease expense were as follows for the three and nine months ended September 30, 2023, and 2022:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
($ in thousands)	2023	2022
Lease Cost
Finance Lease Cost:
Amortization of Right of Use Assets	$46	$51
Interest on lease liabilities	2	4
Operating Lease Cost	933	1,095
Short - Term Lease Cost	19	1
Variable Lease Cost	224	—
Total Lease Cost	$1,224	$1,151

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	—
Operating cash flows from operating leases	$1,020	$1,176
Financing cash flows from finance leases	$49	—

Right of use assets obtained in exchange for new finance lease liabilities	$8,681	—
Right of use assets obtained in exchange for new operating lease liabilities	—	—
Net Right of use asset remeasurement	—	—

Weighted average remaining lease term - finance leases (in Years)	0.9	1.8
Weighted average remaining lease term - operating leases (in Years)	1.4	2.1
Weighted average discount rate - finance leases	3.7%	3.7%
Weighted average discount rate - operating leases	4.3%	4.1%

Maturities of operating and finance lease liabilities as of September 30, 2023 are as follows:

($ in thousands)	Operating Leases	Finance Leases
2024	3,013	2,297
2025	1,415	3,062
2026	113	2,977
2027	14	1,688
2028	3	—
Total Lease Payments	4,558	10,024
Less Imputed Interest	(105)	(1,142)
Total	4,453	8,882

Note 15: Business Acquisition

On July 1, 2022, Alliance purchased the Assets and Liabilities of Think3Fold, LLC, a collectibles distribution company for no consideration. The transaction expanded and diversified the Company’s portfolio of products and enabled scale and fixed cost leverage.

The results of operations of the acquired entity have been included in the Consolidated Financial Statements since July 1, 2022. The Company recognized $640,000 in acquisition related costs in the three months ended September 30, 2022, which are included in the consolidated statements of operations and comprehensive income within transaction costs.

Think3Fold revenue and earnings included in the Company’s consolidated statements of operations for the periods ended September 30, 2023 were $1.5 million and $0.2 million respectively.

As part of the Think3Fold acquisition, a contingent consideration, or earn-out, arrangement was established. The contingent consideration is contingent upon the achievement of certain predefined performance milestones from July 1, 2022, to June 30, 2025. The fair value of the contingent consideration was zero as of September 30, 2023 and as of June 30, 2023. Any subsequent changes in the fair value of the contingent consideration will be accounted for as an adjustment to the statement of operations and comprehensive (loss) income.

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

Up to 60 million additional shares of Class A common stock may be issued to the Legacy Alliance shareholders at no cost and upon automatic conversion of the 60 million shares of Class E common stock based on future performance of the Company’s stock price, and warrants that can be exercised to purchase shares of Class A common stock at $11.50 per share (See Note 17). The 60 million shares of Class E common stock are held in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

●	If the stock price increases to $20 per share within five years, 20 million Class E shares will be released.
●	If the stock price increases to $30 per share within seven years, 20 million Class E shares will be released.
●	If the stock price increases to $50 per share within ten years, 20 million Class E shares will be released.

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of September 30, 2023, 463,800 shares were awarded under the 2023 Plan.

Note 17: Warrants

As a result of the Merger, at June 30, 2023, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants and 50,000 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

Public Warrants

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.

Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2023, the Company has classified the private placement warrants and the representative warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Lattice Model in valuing the Warrants.

The fair value of cash and cash equivalents, other assets, revolving credit facility, shareholder loan, accounts payable and accrued expenses approximate their carrying value due to the short-term maturities of these items. The fair value of the company’s revolving credit facility and shareholder loan, which are considered a Level 2 fair value measurement, approximates their carrying value because they have a variable interest rate.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of September 30, 2023.

Stock Price	$1.11
Exercise price per share	$11.50
Risk-free interest rate	4.61%
Expected term (years)	4.1
Expected volatility	48.60%
Expected dividend yield	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.
(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.
(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the public warrants, adjusted by guideline public company volatility.
(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$82	$—	$—	$82

The table below presents the change in number and fair value of the Private and Representative Warrants since June 30, 2023: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2023	4,120,000	$203	50,000	$3	4,170,000	$206
Exercised	—	—	—	—	—	—
Change in value	—	$(122)	—	$(2)	—	$(124)
September 30, 2023	4,120,000	$81	50,000	$1	4,170,000	$82

Note 19: Stock-Based Compensation

As part of the merger with Adara on February 10, 2023, 600,000 shares were authorized for a one-time employee stock plan. Total restricted stock awards of 463,800 shares were granted to employees on June 15, 2023, by approval of the compensation committee. The shares fully vest on October 4, 2023.The company does not have an annual stock-based compensation plan.

Number of RSAs
Outstanding as of June 30, 2023	459,200
Granted	—
Forfeited	—
Outstanding as of September 30, 2023	459,200

In connection with awards granted, the Company recognized $1.3 million in stock-based compensation expense during the three months ended September 30, 2023.

Note 20 – Issuance of Common Stock

During the three months ended September 30, 2023, the Company sold 1,335,000 shares of its Class A common stock at $3.00 per share, resulting in net proceeds of approximately $1.3 million after deducting underwriter discounts and offering expenses. This capital raise allowed the Company to generate gross proceeds, with a portion allocated to underwriting discounts, offering related expenses, and representative’s warrants. Net proceeds were determined after accounting for these expenses.

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

On July 1, 2022, Alliance purchased the assets and liabilities of Think3Fold, LLC, a collectibles distribution company. This acquisition resulted in increased shelf space at our largest customer and expanded our product offerings.

On February 10, 2023, AENT Corporation (f/k/a Alliance Entertainment Holding Corporation) (“Legacy Alliance”), Adara Acquisition Corp. (“Adara”) and Adara Merger Sub, Inc. (“Merger Sub”) consummated the closing of the transactions contemplated by the Business Combination Agreement, dated as of June 22, 2022, by and among Adara, Merger Sub and Legacy Alliance. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance and Adara was affected by the merger of Merger Sub with and into Alliance (the “Merger” or the “Business Combination”), with Alliance surviving the Merger as a wholly-owned subsidiary of Adara. Following the consummation of the Merger on the closing of the Business Combination, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation (the “Company”).

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

Macroeconomic Uncertainties

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent bank failures, the Russia-Ukraine war and the lingering effects of the COVID-19 pandemic have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended September 30, 2023, Compared to Three Months Ended

September 30, 2022

	Three Months Ended	Three Months Ended
($ in thousands except shares)	September 30, 2023	September 30, 2022
Net Revenues	$226,755	$238,701
Cost of Revenues (excluding depreciation and amortization)	200,501	213,233
Operating Expenses
Distribution and Fulfillment Expense	11,714	14,865
Selling, General and Administrative Expense	14,439	14,731
Depreciation and Amortization	1,641	1,636
Transaction Costs	—	640
IC DISC Commissions	—	1,389
Restructuring Costs	47	—
Total Operating Expenses	27,841	33,261
Operating Loss	(1,587)	(7,793)
Other Expenses
Interest Expense, Net	3,140	2,354
Total Other Expenses	3,140	2,354
Loss Before Income Tax Benefit	(4,727)	(10,147)
Income Tax Benefit	(1,265)	(2,638)
Net Loss	(3,462)	(7,509)

Net Revenue: Year-over-year, total Net Revenues decreased from $239 million to $227 million (-$12 million, -5.0%) for the three months ended September 30, 2023. Along with other Retailers and Distributors in the United States, we are not immune to the macroeconomic headwinds caused by increased inflation and relatively high interest rates. Our business to business (“B2B”) customer base, which are primarily retailers, are reacting relatively conservatively with their inventory positions due to these economic uncertainties and the subsequent change in consumer demand. Alliance Entertainment stands out as a value-added retail distributor thanks to our exclusive distribution rights for approximately 160 studios and labels in the film and music industry. This extensive portfolio of unique content enables us to cater to bulk B2B and direct-to-consumer (DTC) businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry enabled approximately one third our gross sales revenue for the three months ended September 30, 2023.

Year over year, Vinyl record sales increased from $66 million to $67 million ($1 million, 1.3%) for the three months ended September 30, 2023. The average selling price of Vinyl was up 3.9% and partially offset by decreased volume resulting in the 1.3% increase in revenue growth versus the prior year. Music Compact Discs (CDs) increased from $32 million to $33 million ($1 million, 3.3%). The popularity of K-Pop helped us realize an 8% increase in the average selling price of CDs, however, the decline in volume offset some of the gains resulting in a 3.3% year-over-year revenue improvement. Similarly, physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $43 million to $47 million ($4 million, 7.9%) versus the same period last year. The average selling price of physical film products significantly increased year over year and more than offset the decline in volume. The consistent flow of new theatrical releases continues to drive home video sales, and when combined with the release of 4K content, drove the average selling price higher. Consumer Products revenue decreased from $18 million to $11 million (-$7 million, or -40.4%) versus the prior year as the Toys & Collectibles industry grapples with normalizing sales volume in the post-pandemic era. Gaming product revenue declined from $71 million to $53 million (-$18 million, -25.9%). The average selling price in Gaming significantly increased year over year but was offset by the decrease in volume. This revenue mix shift due to price and volume was twofold: first, Arcade sales were down 50% year over year as we reduced our inventory footprint and focused on profitable sales; and second, we mixed out lower priced value games that typically drive volume, but low margin.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $213 million to $201 million (-$12 million or -6%) year over year primarily due to the direct relation of product costs to sales volume. However, Gross Margin dollars increased year over year as product margins improved from 10.7% to 11.6%. The Gross Margin increase for the three months ended September 30, 2023, over the same period prior year, was primarily due to less overstock inventory resulting in fewer markdowns.

Operating Expenses: Total Operating Expenses decreased from $33.3 million to $27.8 million and decreased as a percentage of net revenue over the same period of the year from 13.9% to 12.3%. Total Distribution and Fulfillment Expense declined 21% and decreased from 6.2% to 5.2% as a percentage of net revenue for the three months ended September 30, 2023, versus the same period prior year. Fulfillment payroll was $7.3 million for the three months ended September 30, 2023, and $9.8 million for the same period of the prior year. Despite low unemployment rates, the average cost per labor hour was up approximately 1% versus the prior year as we reduced our use of overtime. To address the scarcity of labor resources, we have invested in warehouse automation and will continue to use temporary labor forces to manage changes in demand. We believe that for the foreseeable future, there will continue to be upward pressure on labor costs and availability. Total Selling, Administrative, and General costs decreased by $1.5 million compared to the same period last year due primarily due to the reduction in workforce last Spring to right size the back-office support for the business. IC DISC Commissions were $0 for the three months ended September 30, 2023, versus $1.3 million for the same period of the prior year. The IC DISC has been discontinued as of December 31, 2022, and no additional expenses will be incurred.

Interest Expense: For the three months ended September 30, 2023, Interest Expense increased from $1.9 million to $2.6 million ($0.7 million) versus the same period of the prior year. The primary driver was an increase of our effective interest rate from 4.6% to 8.5% and offset by a reduction of the average revolver balance from $168 million to $124 million (-$44 million) over the same period of the year.

Income Tax: For the three months ended September 30, 2023, an income tax benefit of $1.3 million was recorded compared to a benefit of $2.6 million for the same period in the prior year. Alliance reported a pretax loss of $4.7 million and pretax loss of $10.1 million for the three-months ended September 30, 2023, and 2022, respectively. The annual effective tax rate (“ETR”) for the three months ended September 30, 2023, was 27%.

Non-GAAP Financial Measures: For the three months ended September 30, 2023, we had non-GAAP Adjusted EBITDA of approximately $1.3 million compared with Adjusted EBITDA of approximately $(4.1) million in the same period of the prior year. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other infrequent, non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Net Loss	$(3,462)	$(7,509)
Add back:
Interest Expense	3,140	2,354
Income Tax Benefit	(1,265)	(2,638)
Depreciation and Amortization	1,641	1,636
EBITDA	$54	$(6,157)
Adjustments
IC-DISC	—	1,389
Stock-based Compensation Expense	1,328	—
SPAC Transaction Cost	—	640
Change In Fair Value of Warrants	(124)	—
Restructuring Cost	47	—
Adjusted EBITDA	$1,305	$(4,128)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: As of September 30, 2023, we had cash and cash equivalents and borrowing capacity under the Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. of $1.2 million and of $7.2 million, respectively. Our primary sources of liquidity are existing cash and cash equivalents, cash provided by operating activities, and borrowings under our credit facilities. On September 29, 2020, the credit line with Bank of America was extended for three years and increased from $125 million to $175 million. On June 30, 2022, the credit line with Bank of America was amended for the current period which ended September 29, 2023, and increased from $175 million to $225 million. On April 21, 2023, in connection with the Amendment No. 12 as defined below, the Credit Facility with Bank of America was reduced from $225 million to $175 million.

	September 30,	June 30,
($in millions)	2023	2023
Revolver Balance	$126	$133
Availability	7	2

Our principal source of liquidity is our borrowing capacity under the Credit Facility with Bank of America and cash generated from operations. The Credit Facility, which was scheduled to expire on September 29, 2023, was extended for 93-days in connection with Amendment No. 13 as defined below. Management is in active discussions with lenders to renew the Credit facility and expect to have it in place prior to the expiration of the revised term which expires on December 31, 2023. Since we do not have a revised long-term revolver in place, along with the Company’s losses from operations, there is a substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the September 30, 2023 financial statements. The consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include mitigation efforts that might result from the outcome of this uncertainty. Management is currently evaluating cost reduction opportunities, process efficiencies, and its overall growth and diversification strategy. If we are unable to get an extension of the Credit Facility and implement our mitigation efforts, we may need to alter our operations including ceasing some functions.

As disclosed in Note 9, on April 21, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Twelve and Waiver (“Amendment No. 12”) to the Credit Facility. Amendment No. 12 provides for the waiver by Bank of America and the Required Lenders (as defined in the Credit Facility) of certain specified events of default under the Credit Facility, including the failure by the Borrowers to meet the Fixed Charge Coverage Ratio covenant requirement for the twelve trailing months ended November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023 and certain other non-financial covenant breaches, and modifies the Credit Facility to, among other things, (i) suspend the Fixed Charge Coverage Ratio covenant requirement until the first calendar month end for which the Borrowers are in compliance with such requirement (the “Fixed Charge Coverage Compliance Date”), and (ii) add an additional covenant requiring the Borrowers to maintain specified minimum levels of EBITDA, which requirement will remain in effect until the Fixed Charge Coverage Compliance Date. Pursuant to Amendment No. 12, the Borrowers agreed to pay a waiver fee in the amount of approximately $180,000.

On September 13, 2023, certain subsidiaries of the Company, as Borrowers thereunder (the “Borrowers”), entered into an Amendment Number Thirteen and Waiver (“Amendment No. 13”) to the Credit Facility. Pursuant to Amendment No. 13, (i) the termination date of the Credit Facility was extended to December 31, 2023, (ii) the definitions of Subordinated Debt and Permitted Contingent Obligations were amended, (iii) the Borrowers are not permitted to create, incur, guarantee or offer to exit any new debt or liens, other than certain specified liens, or to make or declare any distribution, other than certain permitted distributions, (iv) loans and advances that were previously permitted, as well as previously permitted acquisitions, will be considered restricted investments and may not be made, (v) the Borrowers may not make any loans or advances of money to any persons, and (vi) the lenders waived certain events of default, including certain breaches of negative covenants.

On October 31, 2023, Alliance Entertainment Holding Corporation signed a letter of intent (LOI) with a financial institution to secure three-year funding of up to a $150MM senior secured credit facility, the proceeds of which would be used to refinance the existing credit facility, fund working capital needs and provide for general corporate purposes.

The LOI or Intent of Interest is non-binding and is subject to due diligence, negotiation, and the execution of definitive agreements. There can be no assurance that a definitive agreement will be reached, or that the contemplated transaction will be completed.

The signing of the LOI or Intent of Interest represents an initial step in exploring this potential opportunity and does not guarantee the ultimate consummation of the transaction.

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

The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $1.09 closing sale price of the Class A common stock on November 7, 2023. If the price of our Class A common stock remains below the respective Warrant exercise prices per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

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

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the three months ended September 30, 2023 and 2022.

	Three Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Net Loss	$(3,462)	$(7,509)
Net Cash (Used In) Provided By:
Operating Activities	(2,739)	(48,176)
Investing Activities	—	1
Financing Activities	3,099	47,515

For the three months ended September 30, 2023, on a net loss of $(3.5) million, the Company’s cash used in operating activities was $(2.7) million versus $(48.2) million used in operations for the three months ended September 30, 2022. The primary drivers, compared to the same three-month period last year, was a $4.0 million improvement in Net Income combined with a $12.7 million increase in Inventory versus an increase of $27.0 million for same three month period prior year. The key driver was approximately $128 million less inventory on-hand to support sales for the three months ended September 30, 2023, due to the relatively high inventory position on September 30, 2022, because of the supply chain disruptions that occurred in the prior year. The $12.7 million increase in Inventory for the three months ended September 30, 2023, was offset of $11.3 million decline in Trade Receivables.

The cashflow from investing activities was $0 for the three months ended September 30, 2023. For the same period prior year, the change was marginal due to the combined net working capital structure of the acquisition transaction attributed to Cash Paid for Business Acquisition of Think3Fold that was acquired for no consideration.

Net cash provided by financing activities was $3.1 million for the three months ended September 30, 2023 versus cash provided of $47.5 million for the same period prior year. The primary reason for the decline was reduced borrowing necessary to maintain desired inventory levels which have declined from $287 million to $159 million (-$128 million or -44%) at September 30, 2022 and 2023, respectively. Similarly, our debt service exposure declined as the revolver balance declined from $184 million to $126 million (-$58 million or -32%) from September 30, 2022 to 2023.

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

Goodwill and Definite-Lived Intangible Assets, Net: The Company tests its goodwill for impairment only upon the occurrence of an event or circumstances that may indicate the fair value of the entity is less than it’s carrying amount. For the three months ended September 30, 2023 and year ended June 30, 2023, the Company tested goodwill for impairment at the entity level, since there is one Reporting Unit. As part of the analysis, we performed a discounted cash flow based on the Company’s three-year projections and determined that the fair value of equity is higher than the carrying value of equity. As such, the Company’s analysis concluded that there was no impairment to Goodwill.

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

Impairment of Long-Lived Assets: Recoverability of long-lived assets, including property and equipment, goodwill and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the three-month period ended September 30, 2023.

As of September 30, 2023, the fair value of the Company’s reporting unit exceeded its carrying value by less than 10%. Either a reduction in the long-term growth rate by more than 25 basis points or an increase in the discount rate by 65 basis points would result in the carrying value of the Company’s reporting unit exceeding its fair value, resulting in an impairment loss of the Company’s goodwill, which amounts to $89,116 as of September 30, 2023. Given the inherent uncertainties on the macroeconomic conditions and interest rates in general, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model related to impairment assessment, resulting in potential impairment charges in subsequent periods.

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

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Lattice model approach. Significant inputs into the respective models at September 30, 2023 and February 10, 2023 (the initial recognition) are as follows:

	September 30,	February 10,
	2023	2023
Stock Price	$1.11	$3.30
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.61%	3.58%
Expected term (years)	4.1	4.8
Expected volatility	48.6%	28.6%
Expected dividend yield	—	—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relates to the fact that Alliance did not have the necessary business processes and related internal controls formally designed and implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. We have added and continue to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which are still being designed and implemented. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of September 30, 2023, the following material weaknesses existed:

Entity Level Controls

Management did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, and (3) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. These deficiencies were primarily attributed to an insufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls.

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

Remediation Plan

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended June 30, 2023. As part of management’s remediation plan, certain efforts were put into place and were underway prior to September 30, 2023. Both new and revised controls that management started to implement in the second fiscal quarter of 2023 as part of the remediation plan require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the fiscal year ending June 30, 2024, in order to successfully remediate the identified material weaknesses. The remediation actions include, but are not limited to, the following:

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

Financial Close Process Disclosures and Internal Control Over Financial Reporting, and Annual Impairment Analysis – Our remediation plan related to these material weaknesses include:

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

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2023, except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, on March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on October 19, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: November 9, 2023	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)