Form 10-Q
period 2023-12-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2024-02-08
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2023

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

As of February 9, 2024, there were 50,930,770 shares of Class A common stock, $0.0001 par value, issued and outstanding.*

*Does not include up to 60 million shares of Class E contingent common stock which automatically convert into shares of Class A common in three equal tranches when the price of the Class A common stock reaches $20, $30, and $50 per share, and under a variety of conditions within five, seven and ten years.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Current Assets
Cash	$2,655	$865
Trade Receivables, Net	183,564	104,939
Inventory, Net	113,933	146,763
Other Current Assets	6,438	8,299
Total Current Assets	306,590	260,866
Property and Equipment, Net	12,525	13,421
Operating Lease Right-of-Use Assets	3,090	4,855
Goodwill	89,116	89,116
Intangibles, Net	15,331	17,356
Other Long-Term Assets	274	1,017
Deferred Tax Asset, Net	1,089	2,899
Total Assets	$428,015	$389,530
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$212,297	$151,622
Accrued Expenses	7,982	9,340
Current Portion of Operating Lease Obligations	3,252	3,902
Current Portion of Finance Lease Obligations	2,540	2,449
Revolving Credit Facility, Net	—	133,281
Contingent Liability	511	150
Promissory Note	—	495
Total Current Liabilities	226,582	301,239
Revolving Credit Facility, Net	96,939	—
Shareholder Loan (subordinated), Non-Current	10,000	—
Warrant Liability	41	206
Finance Lease Obligation, Non- Current	5,736	7,029
Operating Lease Obligations, Non-Current	215	1,522
Total Liabilities	339,513	309,996
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of December 31, 2023 and June 30, 2023	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at December 31, 2023, and at June 30, 2023; Issued and Outstanding 50,930,770 Shares as of December 31, 2023, and 49,167,170 at June 30, 2023	5	5
Paid In Capital	48,058	44,542
Accumulated Other Comprehensive Loss	(77)	(77)
Retained Earnings	40,516	35,064
Total Stockholders’ Equity	88,502	79,534
Total Liabilities and Stockholders’ Equity	$428,015	$389,530

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands except share and per share amounts)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net Revenues	$425,586	$445,162	$652,341	$683,862
Cost of Revenues (excluding depreciation and amortization)	377,883	424,265	578,384	637,495
Operating Expenses
Distribution and Fulfillment Expense	15,144	20,365	26,858	35,230
Selling, General and Administrative Expense	15,116	15,044	29,553	29,777
Depreciation and Amortization	1,412	1,529	3,054	3,166
Transaction Costs	—	367	—	1,007
IC DISC Commissions	—	1,444	—	2,833
Restructuring Cost	—	—	47	—
(Gain) on Disposal of Fixed Assets	—	(3)	—	(3)
Total Operating Expenses	31,672	38,746	59,512	72,010
Operating Income (Loss)	16,031	(17,849)	14,445	(25,643)
Other Expenses
Interest Expense, Net	3,328	3,544	6,468	5,898
Total Other Expenses	3,328	3,544	6,468	5,898
Income (Loss) Before Income Tax Expense (Benefit)	12,703	(21,393)	7,977	(31,541)
Income Tax Expense (Benefit)	3,789	(5,878)	2,525	(8,516)
Net Income (Loss)	8,914	(15,515)	5,452	(23,025)
Net Income (Loss) per Share – Basic and Diluted	0.18	(0.33)	$0.11	$(0.48)
Weighted Average Common Shares Outstanding	50,930,770	47,500,000	50,716,470	47,500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended December 31, 2023 (unaudited)

				Accumulated
	Common			Other
	Stock Shares		Paid In	Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Loss	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of Common Stock, net of transaction cost of $1.9 million	1,335,000	—	1,332	—	—	1,332
Stock-based Compensation Expense	—	—	1,328	—	—	1,328
Net loss	—	—	—	—	(3,462)	(3,462)
Balances at September 30, 2023	50,502,170	$5	$47,202	$77	$31,602	$78,732
Issuance of Common Stock	—	—	798	—	—	798
Stock-based compensation	428,600	—	58	—	—	58
Net Income	—	—	—	—	8,914	8,914
Balances at December 31, 2023	50,930,770	$5	$48,058	$(77)	$40,516	$88,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended December 31, 2022 (unaudited)

	Common				Accumulated
	Stock			Cost of	Other
	Shares	Par	Paid In	Treasury	Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Stock	Loss	Earnings	Total
Balances at June 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$71,668	$108,928
Net loss	—	—	—	—	—	(7,510)	(7,510)
Balances at September 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$64,158	$101,418
Capital Contribution	—	—	6,592	—	—	—	6,592
Net loss	—	—	—	—	—	(15,515)	(15,515)
Balances at December 31, 2022	47,500,000	$5	$46,587	$(2,674)	$(66)	$48,643	$92,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net Income (Loss)	$5,452	$(23,025)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used in) Operating Activities:
Inventory Write-down	—	10,800
Depreciation of Property and Equipment	1,027	1,138
Amortization of Intangible Assets	2,027	2,028
Amortization of Deferred Financing Costs (Included in Interest)	159	83
Bad Debt Expense	333	330
Gain on Disposal of Fixed Assets	—	(3)
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	(78,957)	(69,193)
Related Party Receivable	—	245
Inventory	32,831	68,547
Income Taxes Payable\Receivable	2,557	(9,098)
Operating Lease Right-of-Use Assets	1,764	1,748
Operating Lease Obligations	(1,957)	(1,943)
Other Assets	2,217	(5,424)
Accounts Payable	60,675	(28,981)
Accrued Expenses	(2,022)	12,088
Net Cash Provided by (Used In) Operating Activities	26,106	(40,660)
Cash Flows from Investing Activities:
Capital Expenditures	(131)	—
Cash Received for Business Acquisitions, Net of Cash Acquired	—	1
Net Cash (Used In) Provided by Investing Activities	(131)	1
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(591,057)	(580,484)
Borrowings on Revolving Credit Facility	558,768	621,048
Proceeds from Shareholder Note (Subordinated), Non-Current	46,000	—
Payments on Shareholder Note (Subordinated), Current	(36,000)	—
Issuance of common stock, net of transaction costs	3,516	—
Deferred Financing Costs	(4,211)	—
Payments on Financing Leases	(1,201)	—
Net Cash (Used in) Provided By Financing Activities	(24,185)	40,564
Net Increase (Decrease) in Cash	1,790	(95)
Cash, Beginning of the Period	865	1,469
Cash, End of the Period	$2,655	$1,374
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$6,468	$5,898
Cash Paid for Income Taxes	$44	$586
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Stock-based compensation conversion to stock	$1,386	$—
Fixed Asset Financed with Debt	$—	$8,252
Capital Contribution (Note 13)	$—	$6,592

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1: Organization and Summary of Significant Accounting Policies

Alliance Entertainment Holding Corporation, established on August 9, 2010, is a comprehensive provider of distribution services for pre-recorded music, video movies, video games, and associated accessories and merchandise. Primarily serving retailers and independent customers across the United States, the company offers full-service solutions to both traditional “brick-and-mortar” stores and e-commerce platforms. Alliance maintains robust trading relationships with manufacturers of pre-recorded music, video movies, video games, and related accessories. Additionally, the Company extends its offerings by providing third-party logistics (3PL) products and services.

Under its retail division, DirectToU, Alliance sells all AENT products through wholly-owned websites, catalogs, and third-party marketplaces. Through these various channels, Alliance Entertainment Holding Corporation remains a key player in the distribution and retail landscape, catering to diverse customer needs.

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

On July 1, 2022, the Company added the assets and liabilities of Think3Fold LLC. to its portfolio.

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

Liquidity

For the fiscal year ended June 30, 2023 and the three-month period ended September 30, 2023, Alliance disclosed substantial doubt regarding its ability to continue as a going concern, citing operational losses, a working capital deficit, and the approaching December 31, 2023 maturity date of the Revolver with Bank of America (the Revolver).

On December 21, 2023, the Company secured a new three-year $120 million credit facility, replacing the Revolver (see Note 9). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three and six months ended December 31, 2023, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Revenue

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Customer #1	15.0%	22.0%	15.8%	19.3%
Customer #2	10.8%	*	10.9%	*

* Less than 10%

Receivables Balance

	December 31, 2023		June 30, 2023
Customer #1	20.5%		15.5%
Customer #2	*	%	12.1%
Customer #3	*	%	10.5%

*Less than 10%

Purchases

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Supplier #1	35.8%	11.8%	28.5%	16.4%
Supplier #2	15.9%	*	17.5%	20.4%

* Less than 10%

Payables Balance

	December 31, 2023	June 30, 2023
Supplier #1	17.2%	12.3%
Supplier #2	12.7%	*	%

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

Note 2: Summary of Significant Accounting Policies

There have been no material changes or updates to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Restricted Cash

During the six months ended December 31, 2023, the company had restricted cash of $1.2 million reported on the balance sheet in Cash. The restricted funds are being held to fulfill the collateral requirements associated with a secured line of credit for company used credit cards. These funds are not readily available for general operating purposes and have been set aside to secure the credit line, as required by the terms of the agreement with the financial institution providing the line of credit.

The Company anticipates that the restricted cash will continue to be held in accordance with the terms of the credit facility. Any changes to the amount or release of restrictions will be disclosed in subsequent financial statements, as applicable.

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

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A Common Stock for the three and six months ended December 31, 2023, and 2022:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net Income (Loss) (in thousands)	$8,914	$(15,515)	$5,452	$(23,025)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	50,930,770	47,500,000	50,716,470	47,500,000
Income (Loss) per share for Class A Common Stock
— Basic and Diluted	$0.18	$(0.33)	$0.11	$(0.48)

For the three and six months ended December 31, 2023, there are 60,000,000 shares of contingently issuable Class A Common Stock that were not included in the computation of basic earnings (loss) per share since the contingencies for the issuance of these shares have not been met as of December 31, 2023. There are also 9,920,000 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive. There were no potentially dilutive securities in the three or six months ended December 31, 2022.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	December 31, 2023	June 30, 2023
Trade Receivables	$186,332	$106,467
Less:
Allowance for Credit Losses	(380)	(235)
Sales Returns Reserve, Net	(1,685)	(1,470)
Customer Rebate and Discount Reserve	(703)	177
Total Allowances	(2,768)	(1,528)
Trade Receivables, Net	$183,564	$104,939

Trade Receivables, Net as of June 30, 2022, were $98.7 million.

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	December 31, 2023	June 30, 2023
Inventory	$121,599	$156,016
Less: Reserves	(7,666)	(9,253)
Inventory, Net	$113,933	$146,763

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consists of the following at:

($ in thousands)	December 31, 2023	June 30, 2023
Other Assets - Current
Prepaid Intellectual Property	$3,099	$2,890
Prepaid Insurance	385	1,365
Prepaid Manufacturing Components	275	164
Prepaid Rent	—	1,054
Prepaid Maintenance	1,824	1,572
Prepaid Shipping Supplies	855	1,254
Total Other Assets - Current	$6,438	$8,299

Other Long-Term Assets
Income tax receivable	—	747
Deposits	$274	$270
Total Other Long-Term Assets	$274	$1,017

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	December 31, 2023	June 30, 2023
Property and Equipment
Leasehold Improvements	$1,680	$1,680
Machinery and Equipment	29,458	29,537
Furniture and Fixtures	1,749	1,749
Capitalized Software	10,508	10,508
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,626	1,626
Construction in Progress	—	154
	57,509	57,742
Less: Accumulated Depreciation and Amortization	(44,984)	(44,321)
Total Property and Equipment, Net	12,525	$13,421

Depreciation Expense for the three months ended December 31, 2023, and 2022 was $0.4 million and $0.5 million respectively, and for the six months ended December 31, 2023, and 2022 was $1.0 million and $1.1 million, respectively.

Note 7: Goodwill and Intangibles, Net

	December 31, 2023	June 30, 2023
($ in thousands)
Goodwill, beginning of period	$89,116	$79,903
Additions from business acquisition	—	9,213
Goodwill, end of period	$89,116	$89,116

Intangibles, Net consists of the following at:

($in thousands)	December 31, 2023	June 30, 2023
Intangibles:
Customer Relationships	$78,000	$78,000
Trade Name - Alliance	5,200	5,200
Covenant Not to Compete	10	10
Mecca Customer Relationships	8,023	8,023
Customer List	12,760	12,760
Total	$103,993	$103,993
Accumulated Amortization	(88,662)	(86,637)
Intangibles, Net	$15,331	$17,356

During the three months ended December 31, 2023, and 2022, the Company recorded amortization expense of $1.0 million, and during the six months ended December 31, 2023, and 2022, the Company recorded amortization expense of $2.0 million.

Expected amortization over the next five years including the remainder of fiscal 2024 and thereafter, as of December 31, 2023, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
2024	$1,951
2025	3,326
2026	3,014
2027	2,954
2028	1,931
Thereafter	2,155
Total Expected Amortization	$15,331

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	December 31, 2023	June 30, 2023
Marketing Funds Accruals	$3,553	$5,203
Payroll and Payroll Tax Accruals	2,704	2,765
Accruals for Other Expenses	1,725	1,372
Total Accrued Expenses	$7,982	$9,340

Note 9: Revolving Credit Facility

On December 21, 2023, the Company terminated its old credit facility with Bank of America which had a maturity on December 31, 2023, and established a new Credit Facility with White Oak Commercial Financing, LLC.

The Bank of America Credit Facility, which underwent adjustments in its limit, has been fully terminated, resulting in an outstanding revolver balance of $0 million as of December 31, 2023.

White Oak Commercial Finance, LLC.

On December 21, 2023, the company entered a new credit facility with White Oak Commercial Financing, LLC with a maturity date of December 21, 2026. The new credit facility includes a $120 million asset based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the new Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor rate of 2.00% plus a margin of 4.50% to 4.75%, depending on the level of the Company’s utilization of the facility and consolidated fixed charge coverage ratio. The effective interest rate as of December 31, 2023 was 8.9%. The Revolving Credit Facility also includes an unused commitment fee of 0.5%. Upon the reduction or termination of the commitments under the Revolving Credit Facility prior to the Revolving Credit Facility maturity date, the Company will be required to pay an early termination fee of 2.0% if reduced or terminated prior to December 21, 2024, or 1.0% if reduced or terminated after December 21, 2024, but before August 21, 2025 plus an amount of minimum interest if reduced or terminated on or prior to June 21, 2025. Maximum borrowings under the Revolving Credit Facility are calculated pursuant to a formula based on eligible accounts receivable and eligible inventory, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility also contains customary representations and warranties, events of default, financial reporting requirements, and affirmative covenants, including a fixed charge coverage ratio at the end of each month (on a trailing twelve months (TTM) basis) of at least 1.0 to 1.1, and certain additional covenants, including restrictions limiting the Company’s ability to incur additional indebtedness, grant liens, pay dividends, hold unpermitted investments, or make material changes to the business. The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the borrowers’ and other guarantors’ cash, accounts receivable, books and records and related assets.

The Company was in compliance with its covenants as December 31, 2023.

Revolving Credit Facility Balance consists of the following at:

($in thousands)	December 31, 2023	June 30, 2023
White Oak Revolving Credit Facility Outstanding Balance	$101,033	$—
Less: Deferred Finance Costs	(4,094)	—
Revolving Credit Facility, Net	$96,939	$—

($ in thousands)	December 31, 2023	June 30, 2023
Bank of America Revolving Credit Outstanding Balance	$—	$133,323
Less: Deferred Finance Costs	—	(42)
Revolving Credit, Net	$—	$133,281

Note 10: Employee Benefits

Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. The medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of December 31, 2023, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of December 31, 2023, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At December 31, 2023, and June 30, 2023, the accrued estimated run out exposure totaled approximately $218,000, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the condensed consolidated balance sheets.

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

Note 11: Income Taxes

Our effective tax rate was approximately 32% for the six months ended December 31, 2023, compared to 27% for the same period of 2022.

The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction is approximately 7%. For the six months ended December 31, 2023, and 2022, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes and stock-based compensation.

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of December 31, 2023, and June 30, 2023.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit. The Company has accrued $511,000 and $150,000 as of December 31, 2023, and June 30, 2023, respectively, based on the expected loss.

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

The IC-DISC was organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $0 and $1.4 million for the three months ended December 31, 2023, and 2022, respectively. For the six months ended December 31, 2023, and 2022 commissions expenses were $0 and $2.8 million, respectively. The commissions were determined under formulas and rules defined in the law and regulations of the US tax code, and under these regulations, the commissions were deductible by the Company and resulted in a specified profit to the IC-DISC. This net profit was not subject to federal income tax. The IC-DISC distributed the profit to its stockholders, who were taxed on the income as a dividend. The owners of the IC-DISC elected to forgive the commissions earned for the twelve months ended December 31, 2022. The forgiveness of $6.6 million was recorded as a deemed capital contribution by the Company Stockholders for the twelve months ended December 31, 2022. There was no similar forgiveness of commissions for the twelve months ended December 31, 2023.

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Distribution Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance. The Distribution Agreement is effective from February 1, 2023, through March 31, 2028, at which time the Distribution Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Distribution Agreement. During the three months ended December 31, 2023 and 2022 and the six months ended December 31, 2023 and 2022, Alliance had distribution revenue in the amount of $0.1 million, $0, $0.1 million and $0 respectively, recorded as net revenues in the unaudited condensed consolidated statements of operations.

During the three-month periods ended December 31, 2023, and 2022 and the six-month periods ended December 31, 2023, and 2022, the Company had additional sales to GameFly of $4.3 million, $1.6 million, $5.1 million, and $2.3 million, respectively.

MVP Logistics, LLC

MVP Logistics is an independent contractor, which, prior to August 31, 2023, was partially owned by Joe Rehak, the SVP of Operations of COKeM International Limited, which was acquired by Alliance in September 2020. Subsequent to August 31, 2023, Mr. Rehak no longer has an equity stake in MVP Logistics. Alliance believes the amounts payable to MVP Logistics are at fair market value.

During the three months ended December 31, 2023 and 2022, Alliance incurred costs with MVP Logistics LLC, in the amount of $0 and $3.5 million respectively and $1.0 million and $5.4 million for the six months ended December 31, 2023, and 2022, respectively, recorded as cost of revenues in the unaudited condensed consolidated statements of operations, for freight shipping fees, transportation costs, warehouse distribution, and MVP 3PL services (for Arcades) at the Redlands, California and South Gates, California distribution facilities.

Ogilvie Loans

On July 3, 2023 the Company entered in a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder, whereas it borrowed $10 million on that date, and $5 million on July 10, 2023. Such amounts were repaid on July 26, 2023. The Company borrowed $17 million under the Ogilvie Loan on August 10, 2023 and repaid $7 million on August 28, 2023. As of December 31, 2023, $10 million was outstanding on the Ogilvie Loan.

The Ogilvie Loan matures on December 22, 2026 and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expense for the three and six-months ended December 31, 2023, was $239,219 and $481,000, respectively. The interest rate at December 31, 2023 was 10.8%.

Other Related Party Transactions

During the year ended June 30, 2023, two promissory notes of approximately $0.25 million were outstanding between Adara and two of its then shareholders to provide cash to pay operating costs. The notes did not accrue interest and were payable no earlier than when the Merger closed or February 10, 2023. As of December 31, 2023, these two related party promissory notes were paid in full.

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

Components of lease expense were as follows for the three and six months ended December 31, 2023, and 2022:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Lease Cost ($ in thousands)	2023	2022	2023	2022
Finance Lease Cost:
Amortization of Right of Use Assets	46	51	93	102
Interest on lease liabilities	1	3	3	7
Capitalized Operating Lease Cost	920	1,013	1,853	2,092
Variable Lease Cost	1,367	—	1,592	—
Total Lease Cost	2,334	1,067	3,541	2,201

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1	3	3	7
Operating cash flows from Capitalized Operating leases	1,026	1,105	2,046	2,264
Financing cash flows from finance leases	50	53	99	105

Right of use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Right of use assets obtained in exchange for new Capitalized Operating lease liabilities	8,681	—	8,681	—
Net ROU remeasurement	(0)	(9)	(0)	(9)

Weighted average remaining lease term - finance leases (in Years)	0.64	1.59	0.64	1.59
Weighted average remaining lease term - Capitalized Operating leases (in Years)	1.05	1.94	1.05	1.94
Weighted average discount rate - finance leases	3.64%	3.70%	3.64%	3.70%
Weighted average discount rate - Capitalized Operating leases	4.16%	4.13%	4.16%	4.13%

Maturities of operating and finance lease liabilities as of December 31, 2023 are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2024	1,987	1,531
2025	1,415	3,062
2026	113	2,977
2027	14	1,688
2028	3	—
Total Lease Payments	3,532	9,258
Less Imputed Interest	(65)	(982)
Total	3,467	8,276

Note 15: Business Acquisition

On July 1, 2022, Alliance purchased the Assets and Liabilities of Think3Fold, LLC, a collectibles distribution company for no consideration. The transaction expanded and diversified the Company’s portfolio of products and enabled scale and fixed cost leverage.

The results of operations of the acquired entity have been included in the Consolidated Financial Statements since July 1, 2022. The Company recognized $1.0 million in acquisition related costs in the six months ended December 30, 2022, which are included in the consolidated statements of operations and comprehensive income within transaction costs.

Think3Fold revenue and earnings included in the Company’s consolidated statements of operations for the three- and six-month periods ended December 31, 2022, were $2.4 million and $3.8 million, and $0.6 and $0.8 respectively.

As part of the Think3Fold acquisition, a contingent consideration, or earn-out, arrangement was established. The contingent consideration is contingent upon the achievement of certain predefined performance milestones from July 1, 2022, to June 30, 2025. The fair value of the contingent consideration was zero as of December 31, 2023, and as of June 30, 2023. Any subsequent changes in the fair value of the contingent consideration will be accounted for as an adjustment to the statement of operations and comprehensive (loss) income.

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

Note 16: Merger

As disclosed in Note 1, on February 10, 2023, the Company completed the Merger with Adara and a Merger Sub, resulting in the Company becoming a publicly traded company. While Adara was the legal acquirer in the Merger, for financial accounting and reporting purposes under U.S. GAAP, Pre-Merger Alliance was the accounting acquirer, and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the exchange of stock by Adara for Pre-Merger Alliance’s stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Pre-Merger Alliance. Accordingly, the consolidated assets, liabilities, and results of operations of Pre-Merger Alliance became the historical consolidated financial statements of the combined company, and Adara’s assets, liabilities and results of operations were consolidated with Pre-Merger Alliance beginning on the acquisition date. Operations prior to the Merger are presented as those of Pre-Merger Alliance in future reports. The net assets of Adara were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

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

The following table summarizes the shares of Class A outstanding following consummation of the Merger:

Alliance Public Shares	167,170
Alliance Sponsor Shares	1,500,000
Pre - Merger Alliance Shares	47,500,000
Total Shares of Common Stock Outstanding after Merger	49,167,170

Up to 60 million additional shares of Class A common stock may be issued to the Legacy Alliance shareholders at no cost and upon automatic conversion of the 60 million shares of Class E common stock based on future performance of the Company’s stock price and warrants that can be exercised to purchase shares of Class A common stock at $11.50 per share (See Note 17). The 60 million shares of Class E common stock are held in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

●	If the stock price increases to $20 per share within five years from the closing of the Merger, 20 million Class E shares will be released.
●	If the stock price increases to $30 per share within seven years from the closing of the Merger, 20 million Class E shares will be released.
●	If the stock price increases to $50 per share within ten years from the closing of the Merger, 20 million Class E shares will be released.

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate the 2023 Plan at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of December 31, 2023, 449,000 shares were vested, and 14,800 shares were forfeited under the 2023 Plan.

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

Representative Warrants

The Company issued Representative Warrants, for minimal consideration to ThinkEquity, a division of Fordham Financial Management, Inc. (and/or its designees), in a private placement simultaneously with the closing of Alliance’s public offering, which are also classified as liabilities on the consolidated balance sheet. The Representative Warrants are identical to the Private Warrants except that so long as the Representative Warrants are held by ThinkEquity (and/or its designees) or its permitted transferees, the Representative Warrants (i) will not be redeemable by the Company, (ii) may be exercised by the holders on a cashless basis, (iii) are entitled to registration rights and (iv) are not exercisable more than five years from the effective date of the Merger.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2023, the Company has classified the private placement warrants and the representative warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Lattice Model in valuing the Warrants.

The fair value of cash and restricted cash, other assets, revolving credit facility, shareholder loan, accounts payable and accrued expenses approximate their carrying value due to the short-term maturities of these items. The fair value of the Company’s revolving credit facility and shareholder loan, which are considered a Level 2 fair value measurements, approximates their carrying value because they have a variable market interest rate.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of December 31, 2023.

Stock Price	$0.93
Exercise price per share	$11.50
Risk-free interest rate	3.88%
Expected term (years)	4.1
Expected volatility	48.60%
Expected dividend yield	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.
(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.
(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the public warrants, adjusted by guideline public company volatility.
(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$41	$—	$—	$41

The table below presents the change in number and fair value of the Private and Representative Warrants since June 30, 2023: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2023	4,120,000	$203	50,000	$3	4,170,000	$206
Exercised	—	—	—	—	—	—
Change in value	—	$(122)	—	$(2)	—	$(124)
September 30, 2023	4,120,000	$81	50,000	$1	4,170,000	$82
Exercised	—	—	—	$—	—	$—
Change in value	—	(41)	—	$—	—	$(41)
December 31, 2023	4,120,000	$40	50,000	$1	4,170,000	$41

Note 19: Stock-Based Compensation

As part of the Merger with Adara on February 10, 2023, 600,000 shares were authorized for a one-time employee stock plan, the 2023 Plan. Total restricted stock awards of 463,800 shares were granted to employees on June 15, 2023, by approval of the compensation committee, which administers the 2023 Plan. The shares fully vested on October 4, 2023.The Company does not have an annual stock-based compensation program.

Number of RSAs
Outstanding and Unvested as of June 30, 2023	459,200
Vested	(449,000)
Forfeited	(10,200)
Outstanding and Unvested as of December 31, 2023	—

In connection with awards granted, for the three and six months ended December 31, 2023 the Company recognized $0.06 million and $1.4 million respectively in stock-based compensation expense.

Note 20 – Issuance of Common Stock

During the six months ended December 31, 2023, the Company sold 1,335,000 shares of its Class A common stock at $3.00 per share, resulting in net proceeds of approximately $1.3 million after deducting underwriter discounts and offering and other expenses. This capital raise allowed the Company to generate gross proceeds, with a portion allocated to underwriting discounts, offering related expenses, Representative’s Warrants and outstanding accounts payable. Net proceeds were determined after accounting for these expenses.

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

Alliance is a leading global wholesaler and a key player in the entertainment industry, boasts a diverse portfolio of owned brands, including Critics’ Choice, Collectors’ Choice, Movies Unlimited, DeepDiscount, popmarket, blowitoutahere, Fulfillment Express, Importcds, GamerCandy, WowHD, and others. As a leading global wholesaler, direct-to-consumer (“DTC”) distributor, and e-commerce provider, Alliance operates as the vital link between renowned international manufacturers of entertainment content, such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others.

This pivotal role extends to connecting these manufacturers with top-tier retail partners both domestically and internationally. Notable partners encompass giants like Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, Shopify, and others.

Employing an established multi-channel strategy, Alliance distributes physical media, entertainment products, hardware, and accessories across various platforms. Currently, the company sells its products, permitted for export, to more than 70 countries worldwide.

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 325,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys, and collectibles, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

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

Macroeconomic Uncertainties

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent bank failures, two wars and the lingering effects of the COVID-19 pandemic have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended December 31, 2023, Compared to Three Months Ended

December 31, 2022

	Three Months Ended	Three Months Ended
($ in thousands except shares)	December 31, 2023	December 31, 2022
Net Revenues	$425,586	$445,162
Cost of Revenues (excluding depreciation and amortization)	377,883	424,265
Operating Expenses
Distribution and Fulfillment Expense	15,144	20,365
Selling, General and Administrative Expense	15,116	15,044
Depreciation and Amortization	1,412	1,529
Transaction Costs	—	367
IC DISC Commissions	—	1,443
		(3)
Total Operating Expenses	31,672	38,746
Operating Income (Loss)	16,031	(17,849)
Other Expenses
Interest Expense, Net	3,328	3,544
Total Other Expenses	3,328	3,544
Income (Loss) Before Income Tax Expense (Benefit)	12,703	(21,393)
Income Tax Expense (Benefit)	3,789	(5,878)
Net Income (Loss)	8,914	(15,515)

Net Revenue: Year-over-year, total net revenues decreased from $445 million to $426 million (-$19 million, -4.3%) for the three months ended December 31, 2023. Along with other retailers and distributors in the United States, we are not immune to the macroeconomic headwinds caused by high interest rates and consumer discretion prompted by reduced buying power. Our business to business (“B2B”) customer base, which are primarily retailers, benefited from a long holiday season, with 32 days between Thanksgiving and Christmas, but were challenged by earlier than usual promotional cycles and labor constraints. Alliance Entertainment stands out as a value-added retail distributor thanks to our exclusive distribution rights for approximately 160 studios and labels in the film and music industry. This extensive portfolio of unique content enables us to cater to bulk B2B and direct-to-consumer (DTC) businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled approximately 45% of our gross sales revenue for the three months ended December 31, 2023 versus 37% for the same period prior year.

Year-over-year, gaming sales decreased from $207 million to $192 million (-$15 million, -7%) for the three months ended December 31, 2023. The average selling price of gaming products increased 110% and offset by a decrease in volume as we transitioned our strategy for the holiday season to higher dollar margin products. This revenue mix shift of price and volume was twofold: First, arcade sales were down approximately 30% year over year as we reduced our inventory footprint and focused on profitable sales; and second, we mixed out of lower priced value games that typically drive volume albeit with less margin. vinyl record sales decreased from $101 million to $97 million (-$4 million, 4%) for the three months ended December 31, 2023. The average selling price of Vinyl was up 4.4% and offset by decreased volume resulting in the revenue decline versus the prior year. Potential expansion of K-Pop to the vinyl format this year may improve results going forward. Music Compact Discs (CDs) increased from $34 million to $38 million ($4 million, 12%). The popularity of K-Pop helped us realize a 19% increase in the average selling price of CDs, however, the decline in volume offset some of the gains but resulted in a year-over-year revenue improvement. Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, decreased slightly from $71 million to $70 million (-$1 million, -1%) versus the same period last year. The average selling price of physical film products increased significantly year over year but was offset by the decline in volume. The consistent flow of new theatrical releases continues to drive home video sales, and when combined with the release of 4K content, drove the average selling price higher. Consumer products revenue decreased from $28 million to $16 million (-$12 million, or -43%) versus the prior year as the toys & collectibles industry grapples with normalizing sales volume in the post-pandemic era.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $424 million to $378 million (-$46 million or -11%) year over year primarily due to the direct relation of product costs to sales volume. However, gross margin dollars increased year over year as product margins improved from 4.7% to 11.2%. The gross margin increase for the three months ended December 31, 2023, over the same period prior year, was primarily due to less overstock inventory resulting in significantly less consumer incentives to stimulate demand.

Operating Expenses: Total operating expenses decreased from $38.7 million to $31.7 million and decreased as a percentage of net revenue over the same period of the year from 8.7% to 7.5% (1.2% points). Total Distribution and Fulfillment Expense declined 26% and decreased from 4.6% to 3.6% (1.0% points) as a percentage of net revenue for the three months ended December 31, 2023, versus the same period prior year. Fulfillment payroll was $9.4 million for the three months ended December 31, 2023, and $12.6 million (-$3.2 million, -26%) for the same period of the prior year. Low unemployment rates, combined with competition for temporary labor, increased the average cost per labor hour approximately 4% versus the prior year. To address the scarcity of labor resources, we have invested in warehouse automation and will continue to use temporary labor forces to manage changes in demand. Since we believe that for the foreseeable future, there will be upward pressure on labor availability and costs, we continue to innovate our warehouse processes to reduce fulfilment costs. Total selling, administrative, and general costs decreased by $0.4 million or 2.7% compared to the same period last year due primarily due to the reduction in workforce last Spring to right size the back-office support for the business. IC DISC Commissions were $0 for the three months ended December 31, 2023, versus $1.4 million for the same period of the prior year. The IC DISC has been discontinued as of December 31, 2022, and no additional expenses will be incurred.

Interest Expense: For the three months ended December 31, 2023, interest expense decreased from $3.5 million to $3.3 million (-$0.2 million) versus the same period of the prior year. While our effective interest rate increased from 6.1% to 8.9%, the impact was tempered by a significant decline of the average revolver balance from $184 million to $122 million (-$62 million, -34%) year over year.

Income Tax: For the three months ended December 31, 2023, an income tax expense of $3.8 million was recorded compared to a benefit of $5.9 million for the same period in the prior year. Alliance reported a pretax gain of $12.7 million and pretax loss of $21.4 million for the three-months ended December 31, 2023, and 2022, respectively. The annual effective tax rate (“ETR”) for the three months ended December 31, 2023, was 30% which includes a one-time tax implication for the distribution of Restricted Stock Units.

Non-GAAP Financial Measures: For the three months ended December 31, 2023, we had non-GAAP Adjusted EBITDA of approximately $17.9 million compared to Adjusted EBITDA of approximately -$14.5 million prior year or a year-over-year improvement of $32.4 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) fair value of Warrants and other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	December 31, 2023	December 31, 2022
Net Income (Loss)	$8,914	$(15,515)
Add back:
Interest Expense	3,328	3,544
Income Tax Expense (Benefit)	3,789	(5,878)
Depreciation and Amortization	1,412	1,529
EBITDA	$17,443	$(16,320)
Adjustments
IC-DISC	—	1,444
Stock-based Compensation Expense	58	—
SPAC Transaction Cost	—	367
Change In Fair Value of Warrants	(41)	—
Merger-related Contingent Losses (Gains)	461	—
Gain/Loss on Disposal of PPE	—	(3)
Adjusted EBITDA	$17,921	$(14,513)

Alliance Entertainment Holding Corporation

Results of Operations Six Months Ended December 31, 2023, Compared to Six Months Ended

December 31, 2022

	Six Months Ended	Six Months Ended
($in thousands except shares)	December 31, 2023	December 31, 2022
Net Revenues	$652,341	$683,862
Cost of Revenues (excluding depreciation and amortization)	578,384	637,495
Operating Expenses
Distribution and Fulfillment Expense	26,858	35,230
Selling, General and Administrative Expense	29,553	29,777
Depreciation and Amortization	3,054	3,166
Transaction Costs	—	1,007
IC DISC Commissions	—	2,833
Restructuring Costs	47	—
Loss on Disposal of Fixed Assets	—	(3)
Total Operating Expenses	59,512	72,010
Operating Income (Loss)	14,445	(25,643)
Other Expenses
Interest Expense, Net	6,468	5,898
Total Other Expenses	6,468	5,898
Income (Loss) Before Income Tax Expense (Benefit)	7,977	(31,541)
Income Tax Expense (Benefit)	2,525	(8,516)
Net Income (Loss)	5,452	(23,025)

Net Revenue: Year-over-year, total net revenues decreased from $684 million to $652 million (-$32 million, -4.7%) for the six months ended December 31, 2023. Along with other retailers and distributors in the United States, we are not immune to the macroeconomic headwinds caused by high interest rates and consumer discretion prompted by reduced buying power. Our B2B customer base, which are primarily retailers, benefited from a long holiday season, with 32 days between Thanksgiving and Christmas, but were challenged by earlier than usual promotional cycles and labor constraints. Alliance Entertainment stands out as a value-added retail distributor thanks to our exclusive distribution rights for approximately 160 studios and labels in the film and music industry. This extensive portfolio of unique content enables us to cater to bulk B2B and DTC businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled approximately 40% of our gross sales revenue for the six months ended December 31, 2023, versus 34% for the same period prior year.

Year-over-year, gaming sales decreased from $278 million to $244 million (-$34 million, -12%) for the six months ended December 31, 2023. The average selling price of gaming products increased 118% and offset by a decrease in volume as we transitioned our strategy for the holiday season to higher dollar margin products. This revenue mix shift of price and volume was twofold: First, arcade sales were down approximately 50% year over year as we reduced our inventory footprint and focused on profitable sales; and second, we mixed out of lower priced value games that typically drive volume albeit with less margin. Vinyl record sales decreased from $167 million to $164 million (-$3 million, 2%) for the six months ended December 31, 2023. The average selling price of vinyl was up 4% and offset by decreased volume resulting in the revenue decline versus the prior year. Potential expansion of K-Pop to the vinyl format this year may improve results going forward. Music compact discs (CDs) increased from $66 million to $71 million ($5 million, 8%). The continued popularity of K-Pop helped us realize a 14% increase in the average selling price of CDs, however, the decline in volume offset some of the gains but resulted in a year-over-year revenue improvement. Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $114 million to $117 million ($3 million, 3%) versus the same period last year. The average selling price of physical film products significantly increased year-over-year but was offset by the decline in volume. The consistent flow of new theatrical releases continues to drive home video sales, and when combined with the release of 4K content, drove the average selling price higher. With the writers and actor work stoppage issues resolved, we expect to see a consistency in theatrical activity and content. Consumer products revenue decreased from $46 million to $26 million (-$20 million, or -43%) versus the prior year as the toys & collectibles industry grapples with normalizing sales volume in the post-pandemic era.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $637 million to $578 million (-$59 million or -9%) year over year primarily due to the direct relation of product costs to sales volume. However, gross margin dollars increased significantly year over year as product margins improved from 6.8% to 11.3%. The gross margin increase for the six months ended December 31, 2023, over the same period prior year, was primarily due to less overstock inventory resulting in less consumer incentives to drive sales.

Operating Expenses: Total operating expenses decreased from $72.0 million to $59.5 million and decreased as a percentage of net revenue over the same period of the year from 10.5% to 9.1%. Total distribution and fulfillment expense declined 24% and decreased from 5.2% to 4.1% as a percentage of net revenue for the six months ended December 31, 2023, versus the same period prior year. Fulfillment payroll was $16.9 million for the six months ended December 31, 2023, and $22.4 million (-$5.7 million, 25%) for the same period of the prior year. Low unemployment rates, combined with competition for temporary labor, increased the average cost per labor hour by approximately 3% versus the same period prior year. To address the scarcity of labor resources, we have invested in warehouse automation and will continue to use temporary labor forces to manage changes in demand. Since we believe that for the foreseeable future, there will be upward pressure on labor availability and costs, we continue to innovate our warehouse processes to reduce fulfilment costs. Total selling, administrative, and general costs decreased by $2 million compared to the same period last year due primarily due to the reduction in the workforce last spring to right size the back-office support for the business. IC DISC Commissions were $0 for the six months ended December 31, 2023, versus $2.8 million for the same period of the prior year. The IC DISC was discontinued as of December 31, 2022, and no additional expenses were incurred.

Interest Expense: For the six months ended December 31, 2023, interest expense increased from $5.9 million to $6.5 million ($0.6 million) versus the same period of the prior year. The primary driver was an increase of our effective interest rate from 5.4% to 8.7% and offset by a reduction of the average revolver balance from $176 million to $123 million (-$53 million, -30%) for the six months ended December 31, 2023 versus the six months ended December 31, 2022.

Income Tax: For the six months ended December 31, 2023, an income tax expense of $2.5 million was recorded compared to a benefit of $8.5 million for the same period in the prior year. Alliance reported a pretax gain of $8.0 million and pretax loss of $31.5 million for the six-months ended December 31, 2023, and 2022, respectively. The annual effective tax rate (“ETR”) for the six months ended December 31, 2023, was 32% which includes a one-time tax implication for the distribution of Restricted Stock Units.

Non-GAAP Financial Measures: For the six months ended December 31, 2023, we had non-GAAP Adjusted EBITDA of approximately $19.2 million compared to Adjusted EBITDA of approximately -$18.6 million for the prior year or a year-over-year improvement of $37.8 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) fair value of Warrants and other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Six Months Ended	Six Months Ended
($in thousands)	December 31, 2023	December 31, 2022
Net Income (Loss)	$5,452	$(23,025)
Add back:
Interest Expense	6,468	5,898
Income Tax Expense (Benefit)	2,525	(8,516)
Depreciation and Amortization	3,054	3,166
EBITDA	$17,499	$(22,477)
Adjustments
IC-DISC	—	2,833
Stock-based Compensation Expense	1,386	—
SPAC Transaction Cost	—	1,007
Restructuring Cost	47	—
Change In Fair Value of Warrants	(165)	—
Merger-related Contingent Losses (Gains)	461	—
Gain/Loss on Disposal of PPE	—	(3)
Adjusted EBITDA	$19,228	$(18,640)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On December 21, 2023, Alliance Entertainment Holding Corporation entered into a Revolving Credit Facility, which is a three-year $120 million senior secured asset based credit facility with White Oak Commercial Finance, LLC. The Revolving Credit Facility replaces the Company’s revolver with Bank of America (the “Prior Credit Facility”). The Prior Credit Facility was scheduled to expire on December 31, 2023.

The Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three and six months ended December 31, 2023, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are cash and cash equivalents, cash provided by operating activities, and borrowings under our credit facility. As of December 31, 2023, in addition to the $1.8 million of cash, we carried a $101 million revolver balance on our $120 million credit facility under the Loan and Security Agreement with White Oak Commercial Finance, LLC. Since June 30, 2023, our available collateral increased from $135 million to $194 million ($59 million, 44%) due to seasonally higher sales revenue and the subsequent increase in the accounts receivable balance. The revolver balance decreased from $133 million to $101million (-$32 million, -24%) and our debt service expense exposure is significantly reduced. In addition, with a loan ceiling of $120 million versus $175 million we minimize financing fees. As of December 31, 2023 our availability was $19 million with an additional $74 million of suppressed availability, which is the excess of the available collateral amount over our $120 million facility ceiling.

	December 31,	June 30,
($in millions)	2023	2023
Revolving Credit Facility	120	135
Less: Revolver Balance	101	133
Availability	$19	$2

Our liquidity position has not changed significantly since the Merger, and we intend to principally rely on our borrowing capacity under the Revolving Credit Facility as well as any renewal of such facility. Since the exercise price of the Warrants of $11.50 per share is significantly greater than the current market price of the Class A common stock, we do not expect the Warrants to be exercised until such time, if ever, that the market price of the Class A common stock exceeds the exercise price of the Warrants. Although the Company does not currently intend to do so, the Company may seek to raise additional capital through the sale of equity securities.

The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $1.35 closing sale price of the Class A common stock on February 5, 2023. If the price of our Class A common stock remains below the respective Warrant exercise prices per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

In addition, we may lower the exercise price of the Warrants in accordance with the Warrant Agreement to induce the holders to exercise such Warrants. We may effect such reduction in exercise price without the consent of such warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. Further, the holders of the Private Warrants and the Underwriter Warrants may exercise such Warrants on a cashless basis at any time and the holders of the Public Warrants may exercise such Warrants on a cashless basis at any time an effective registration statement is not available for the issuance of shares of Class A common stock upon such exercise. Accordingly, we would not receive any proceeds from a cashless exercise of Warrants

Cash Flow: The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the six months ended December 31, 2023 and 2022.

	Six Months Ended
($ in thousands)	December 31, 2023	December 31, 2022
Net Income (Loss)	$5,452	$(23,025)
Net Cash Provided By (Used In):
Operating Activities	26,106	(40,660)
Investing Activities	(131)	1
Financing Activities	(24,185)	40,564

For the six months ended December 31, 2023, on a net income of $5.5 million, the Company’s cash from operating activities was $26.1 million versus ($40.7) million used in operations for the six months ended December 31, 2022. The primary drivers of the $66.4 million improvement, compared to the same six-month period in 2022, was a $28.8 million improvement in net income combined with a $60.7 million decline in accounts payable versus a $25.7 million of cash from operations compared to the prior year. The relatively large change in payables was directly attributed to an intentional objective to reduce inventory on-hand at December 31, 2022. The change in inventory decreased $32.8 million for the six months ended December 31, 2023, versus a decrease of $68.5 million for same six month period prior year; however, the central element was an ending inventory of $114 million at December 31, 2023 versus $175 million (-$61 million, -35%) in the prior year period.

The cashflow from investing activities was $0 for the six months ended December 31, 2023. For the same prior year period, the change was marginal due to the combined net working capital structure of the acquisition transaction attributed to cash paid for business acquisition of Think3Fold that was acquired for no consideration.

Net cash used in financing activities was $24.2 million for the six months ended December 31, 2023, versus cash provided of $40.6 million for the same period prior year. The primary reason for the decline was reduced borrowing necessary to maintain desired inventory levels as noted above. In addition, our debt service exposure declined as the revolver balance declined from $177 million on December 31, 2022, to $97 million (-$80 million or -45%) on December 31, 2023.

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

Goodwill and Definite-Lived Intangible Assets, Net: The Company tests its goodwill for impairment only upon the occurrence of an event or circumstances that may indicate the fair value of the entity is less than it’s carrying amount. For the six months ended December 31, 2023, and year ended June 30, 2023, the Company tested goodwill for impairment at the entity level, since there is one Reporting Unit. As part of the analysis, we performed a discounted cash flow based on the Company’s three-year projections and determined that the fair value of equity is higher than the carrying value of equity. As such, the Company’s analysis concluded that there was no impairment to goodwill.

As of December 31, 2023, the fair value of the Company’s reporting unit exceeded its carrying value by approximately 11.8%. Either a reduction in the long-term growth rate by more than 80 basis points or an increase in the discount rate by 60 basis points would result in the carrying value of the Company’s reporting unit exceeding its fair value, resulting in an impairment loss of the Company’s goodwill. Given the inherent uncertainties on the macroeconomic conditions and interest rates in general, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model related to impairment assessment, resulting in potential impairment charges in subsequent periods.

When a triggering event occurs, the Company has an option to first perform a qualitative assessment to determine whether it is more likely than not (i.e., 50% likely) that the fair value of the entity is less than its carrying amount. If the Company elects to use the qualitative option, it must decide whether it is more than 50% likely that the fair value of the entity is less than its carrying amount. If so, the one-step impairment test is required. However, if management concludes that fair value exceeds the carrying amount, further testing is unnecessary. Goodwill impairment is calculated as the amount by which the carrying amount of the entity including goodwill exceeds its fair value.

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

Impairment of Long-Lived Assets: Recoverability of long-lived assets, including property and equipment, goodwill and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the three-month period ended December 31, 2023.

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

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Lattice model approach. Significant inputs into the respective models at December 31, 2023 and February 10, 2023 (the initial recognition) are as follows:

	December 31,	February 10,
	2023	2023
Stock Price	$0.93	$3.30
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.61%	3.58%
Expected term (years)	4.1	4.8
Expected volatility	48.6%	28.6%
Expected dividend yield	—	—

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

Item 4. Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relate to the fact that the Company did not have the necessary business processes and related internal controls formally designed and implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. The Company has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which are still being designed and implemented. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2023, the following material weaknesses existed:

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

Control Activities

Management did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

●	Information Technology (IT) General Controls – Certain information technology general controls for security and administration of key IT systems were not designed properly or did not operate effectively. Specifically, (i) periodic user access reviews of roles and permissions were not performed sufficiently throughout the period for certain key IT systems, and (ii) certain key IT systems were not logically restricted, resulting in improper segregation of duties for certain business processes.
●	Financial Close Processes – Management did not design and maintain formal accounting policies, and effective control activities over certain routine aspects of financial reporting. Specifically, management did not design and maintain effective controls over (i) the financial reporting process, including management review controls over areas of accounting such as revenue, inventory, accounts payable, income taxes and payroll, at an appropriate level of precision to detect a material misstatement and sufficient appropriate evidence was not maintained to support the execution and evaluation of the controls performed, (ii) the monthly financial close process, including the review of journal entries, account reconciliations, and analysis of recorded balances, and (iii) the completeness and accuracy of information used by control owners in the operation of certain controls.
●	Disclosures and Internal Control Over Financial Reporting – The Company did not have the necessary business processes and related internal controls over financial reporting formally designed and implemented to address the accounting and financial reporting requirements related to certain routine and non-routine transactions. Specifically, the controls failed to detect required disclosures, and errors in the accounting for the classification of the outstanding balance of the revolving credit facility, net, as of June 30, 2022, as previously disclosed in the audited consolidated financial statements as of and for the periods ended June 30, 2022, December 31, 2022 and June 30, 2023.
●	Annual Impairment Analysis – Management did not design and implemented control activities that would allow the proper and timely identification, over the annual impairment analysis, of (i) triggering events and quantitative assessment approach used; and (ii) assessing completeness and accuracy of information used in the segment and reporting unit determination.

Remediation Plan

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended June 30, 2023. As part of management’s remediation plan, certain efforts were put into place and were underway prior to December 31, 2023. Both new and revised controls that management started to implement in the second fiscal quarter of 2023 as part of the remediation plan require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the fiscal year ending June 30, 2024, in order to successfully remediate the identified material weaknesses. The remediation actions include, but are not limited to, the following:

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

Changes in Internal Control over Financial Reporting

For the three months ended December 31, 2023, except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit. The Company has accrued $511,000 and $150,000 as of December 31, 2023, and June 30, 2023, respectively, based on the expected loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, the company has yet to formally adopt an insider trading policy. Moreover, no officers or directors have initiated or concluded any contracts, instructions, or written plans pertaining to the purchase or sale of the Company’s securities with the intention of meeting the affirmative defense conditions outlined in Rule 10b5-1(c) or engaged in any non-Rule 10b5-1 trading arrangements. The Company is in the process of implementing these regulations and their implications on trading practices and compliance protocols.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	GameFly Distribution Agreement
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: February 8, 2024	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)