Form 10-Q
period 2024-03-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2024-05-09
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 9, 2024, there were 50,930,770 shares of Class A common stock, $0.0001 par value, issued and outstanding.*

*Does not include up to 60 million shares of Class E contingent common stock which automatically convert into shares of Class A common in three equal tranches when the price of the Class A common stock reaches $20, $30, and $50 per share, and under a variety of conditions within five, seven and ten years.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current Assets
Cash	$1,642	$865
Trade Receivables, Net	87,517	104,939
Inventory, Net	107,893	146,763
Other Current Assets	5,634	8,299
Total Current Assets	202,686	260,866
Property and Equipment, Net	13,502	13,421
Operating Lease Right-of-Use Assets	2,204	4,855
Goodwill	89,116	89,116
Intangibles, Net	14,356	17,356
Other Long-Term Assets	275	1,017
Deferred Tax Asset, Net	1,882	2,899
Total Assets	$324,021	$389,530
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$132,521	$151,622
Accrued Expenses	7,337	9,340
Current Portion of Finance Lease Obligations	2,782	2,449
Current Portion of Operating Lease Obligations	2,294	3,902
Revolving Credit Facility, Net	—	133,281
Contingent Liability	511	150
Promissory Note	—	495
Total Current Liabilities	145,445	301,239
Revolving Credit Facility, Net	77,336	—
Shareholder Loan (subordinated), Non-Current	10,000	—
Warrant Liability	165	206
Finance Lease Obligation, Non- Current	5,779	7,029
Operating Lease Obligations, Non-Current	171	1,522
Total Liabilities	238,896	309,996
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of March 31, 2024 and June 30, 2023	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at March 31, 2024, and at June 30, 2023; Issued and Outstanding 50,937,370 Shares at March 31, 2024, and 49,167,170 at June 30, 2023	5	5
Paid In Capital	48,058	44,542
Accumulated Other Comprehensive Loss	(77)	(77)
Retained Earnings	37,139	35,064
Total Stockholders’ Equity	85,125	79,534
Total Liabilities and Stockholders’ Equity	$324,021	$389,530

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands except share and per share amounts)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net Revenues	$211,209	$227,728	$863,549	$911,590
Cost of Revenues (excluding depreciation and amortization)	183,196	200,402	761,580	837,897
Operating Expenses
Distribution and Fulfillment Expense	11,125	14,923	37,983	50,153
Selling, General and Administrative Expense	14,072	14,783	43,626	44,559
Depreciation and Amortization	1,402	1,679	4,455	4,845
Transaction Costs	2,086	3,348	2,086	4,355
IC DISC Commissions	—	—	—	2,833
Restructuring Costs	179	—	226	—
(Gain) on Disposal of Fixed Assets	(51)	—	(51)	(3)
Total Operating Expenses	28,813	34,733	88,325	106,742
Operating (Loss) Income	(800)	(7,407)	13,644	(33,049)
Other Expenses
Interest Expense, Net	3,052	3,207	9,520	9,105
Total Other Expenses	3,052	3,207	9,520	9,105
(Loss) Income Before Income Tax Expense (Benefit)	(3,852)	(10,614)	4,124	(42,154)
Income Tax (Benefit) Expense	(475)	(2,864)	2,049	(11,380)
Net (Loss) Income	(3,377)	(7,750)	2,075	(30,774)
Net (Loss) Income per Share – Basic and Diluted	(0.07)	(0.16)	$0.04	$(0.64)
Weighted Average Common Shares Outstanding	50,933,020	48,426,206	50,788,811	47,804,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended March 31, 2024 (unaudited)

				Accumulated
	Common			Other
	Stock Shares		Paid In	Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Loss	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of Common Stock, net of transaction cost of $1.9 million	1,335,000	—	1,332	—	—	1,332
Stock-based compensation	—	—	1,328	—	—	1,328
Net loss	—	—	—	—	(3,462)	(3,462)
Balances at September 30, 2023	50,502,170	$5	$47,202	$(77)	$31,602	$78,732
Issuance of Common Stock	—	—	798	—	—	798
Stock-based compensation	428,600	—	58	—	—	58
Net Income	—	—	—	—	8,914	8,914
Balances at December 31, 2023	50,930,770	$5	$48,058	$(77)	$40,516	$88,502
Stock-based compensation	6,600	—	—	—	—
Net loss	—	—	—	—	(3,377)	(3,377)
Balances at March 31, 2024	50,937,370	$5	$48,058	$(77)	$37,139	$85,125

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended March 31, 2023 (unaudited)

	Common				Accumulated
	Stock			Cost of	Other
	Shares	Par	Paid In	Treasury	Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Stock	Loss	Earnings	Total
Balances at June 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$71,668	$108,928
Net loss	—	—	—	—	—	(7,509)	(7,509)
Balances at September 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$64,159	$101,419
Capital Contribution	—	—	6,592	—	—	—	6,592
Net loss	—	—	—	—	—	(15,515)	(15,515)
Balances at December 31, 2022	47,500,000	$5	$46,587	$(2,674)	$(66)	$48,644	$92,496
Conversion of Treasury Stock	—	—	(2,674)	2,674	—	—	—
Fair Value of Contingent Shares	—	—	1,200	—	—	(1,200)	—
Merger: Reverse Recapitalization	1,667,170	—	(787)	—	—	—	(787)
Net Loss	—	—	—	—	—	(7,750)	(7,750)
Balances at March 31, 2023	49,167,170	$5	$44,326	—	$(66)	$39,694	$83,959

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$2,075	$(30,774)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Inventory Write-down	—	10,800
Depreciation of Property and Equipment	1,455	1,804
Amortization of Intangible Assets	3,000	3,041
Amortization of Deferred Financing Costs (Included in Interest)	511	125
Bad Debt Expense	457	330
Stock-Based Compensation	1,386	—
Gain on Disposal of Fixed Assets	(51)	(3)
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	16,966	22,213
Related Party Receivable	—	245
Inventory	38,871	80,814
Income Taxes Payable (Receivable)	1,764	(11,960)
Operating Lease Right-of-Use Assets	2,651	867
Operating Lease Obligations	(2,959)	(969)
Other Assets	3,021	5,606
Accounts Payable	(19,101)	(73,313)
Accrued Expenses	(2,544)	(512)
Net Cash Provided by Operating Activities	47,501	8,314
Cash Flows from Investing Activities:
Capital Expenditures	(186)	—
Proceeds from Asset Disposal	43	—
Cash Received for Business Acquisitions, Net of Cash Acquired	—	1
Net Cash (Used In) Provided by Investing Activities	(143)	1
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(872,760)	(873,137)
Borrowings on Revolving Credit Facility	820,517	864,387
Proceeds from Shareholder Note (Subordinated), Non-Current	46,000	—
Payments on Shareholder Note (Subordinated), Current	(36,000)	—
Issuance of common stock, net of transaction costs	2,130	—
Deferred Financing Costs	(4,211)	—
Payments on Financing Leases	(2,257)	—
Net Cash Used in Financing Activities	(46,581)	(8,750)
Net Increase (Decrease) in Cash	777	(435)
Cash, Beginning of the Period	865	1,469
Cash, End of the Period	$1,642	$1,034
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$9,520	$10,128
Cash Paid for Income Taxes	$366	$586
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Stock-based compensation conversion to stock	$1,386	$—
Fixed Asset Financed with Debt	$—	$8,252
Capital Contribution (Note 13)	$—	$6,592

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1: Organization and Summary of Significant Accounting Policies

Alliance Entertainment Holding Corporation, established on August 9, 2010, is a leading provider of distribution services for music, movies, video games, gaming hardware, arcades, and associated accessories and merchandise. With licenses and exclusive product offerings, we primarily serve retailers and independent customers across the United States, providing comprehensive solutions for both traditional “brick-and-mortar” stores and e-commerce platforms. Our strong partnerships with manufacturers enable us to offer a diverse range of high-quality products. Additionally, we extend our services by providing third-party logistics (3PL) solutions.

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

On July 1, 2022, the Company added the assets and liabilities of Think3Fold LLC to its portfolio.

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

Liquidity

For the fiscal year ended June 30, 2023, and the three-month period ended September 30, 2023, Alliance disclosed substantial doubt regarding its ability to continue as a going concern, citing operational losses, a working capital deficit, and the approaching December 31, 2023, maturity date of the Revolver with Bank of America (the “Revolver”).

On December 21, 2023, the Company secured a new three-year $120 million credit facility, replacing the Revolver (see Note 9). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three and nine months ended March 31, 2024, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Revenue

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
($ in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Customer #1	20.8%	21.9%	17.9%	13.0%
Customer #2	10.3%	*	11.3%	10.9%
Customer #3	10.8%	10.0%	*	*

* Less than 10%

Receivables Balance

	March 31, 2024	June 30, 2023
Customer #1	20.1%	15.5%
Customer #2	11.4%	12.1%
Customer #3	*	10.5%
Customer #4	10.0%	*

*Less than 10%

Purchases

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Supplier #1	*	*	21.5%	14.0%
Supplier #2	24.7%	19.1%	19.4%	13.2%
Supplies #3	14.2%	12.6%	10.2%	*
Supplier #4	12.2%	13.1%	*	*

* Less than 10%

Payables Balance

	March 31, 2024	June 30, 2023
Supplier #1	*	12.3%
Supplier #2	17.6%	*
Supplier #3	15.0%	*
Supplier #4	13.8%	*
Supplier #5	10.2%	*

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

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A common stock for the three and nine months ended March 31, 2024, and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net (Loss) Income (in thousands)	$(3,377)	$(7,750)	$2,075	$(30,774)
Basic and diluted shares
Weighted-average Class A common stock outstanding	50,933,020	48,426,206	50,788,811	47,804,228
(Loss) Income per share for Class A common stock
— Basic and Diluted	$(0.07)	$(0.16)	$0.04	$(0.64)

For the three and nine months ended March 31, 2024, and March 31, 2023, there are 60,000,000 shares of contingently issuable Class A common stock that were not included in the computation of basic earnings (loss) per share since the contingencies for the issuance of these shares have not been met as of March 31, 2024, and March 31, 2023. There are also warrants to purchase 9,920,000 shares of Class A common stock outstanding that have been excluded from diluted earnings per share because they are anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	March 31, 2024	June 30, 2023
Trade Receivables	$89,000	$106,467
Less:
Allowance for Credit Losses	(413)	(235)
Sales Returns Reserve, Net	(1,128)	(1,470)
Customer Rebate and Discount Reserve	58	177
Total Allowances	(1,483)	(1,528)
Trade Receivables, Net	$87,517	$104,939

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	March 31, 2024	June 30, 2023
Inventory	$115,551	$156,016
Less: Reserves	(7,658)	(9,253)
Inventory, Net	$107,893	$146,763

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consists of the following at:

($ in thousands)	March 31, 2024	June 30, 2023
Other Assets - Current
Prepaid Intellectual Property	$2,844	$2,890
Prepaid Insurance	69	1,365
Prepaid Manufacturing Components	—	164
Prepaid Catalogs	322	—
Prepaid Inventory	559	—
Prepaid Rent	—	1,054
Prepaid Maintenance	929	1,572
Prepaid Shipping Supplies	911	1,254
Total Other Assets - Current	$5,634	$8,299

Other Long-Term Assets
Income tax receivable	—	747
Deposits	$275	$270
Total Other Long-Term Assets	$275	$1,017

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	March 31, 2024	June 30, 2023
Property and Equipment
Leasehold Improvements	$927	$1,680
Machinery and Equipment	29,420	29,537
Furniture and Fixtures	1,728	1,749
Capitalized Software	10,507	10,508
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,626	1,626
Construction in Progress	1,341	154
	58,037	57,742
Less: Accumulated Depreciation and Amortization	(44,535)	(44,321)
Total Property and Equipment, Net	13,502	$13,421

Depreciation Expense for the three months ended March 31, 2024, and 2023 was $0.4 million and $0.7 million respectively, and for the nine months ended March 31, 2024, and 2023 was $1.5 million and $1.8 million, respectively.

Note 7: Goodwill and Intangibles, Net

	March 31, 2024	June 30, 2023
($ in thousands)
Goodwill, beginning of period	$89,116	$79,903
Additions from business acquisition	—	9,213
Goodwill, end of period	$89,116	$89,116

Intangibles, Net consists of the following at:

($in thousands)	March 31, 2024	June 30, 2023
Intangibles:
Customer Relationships	$78,000	$78,000
Trade Name - Alliance	5,200	5,200
Covenant Not to Compete	10	10
Mecca Customer Relationships	8,023	8,023
Customer List	12,760	12,760
Total	$103,993	$103,993
Accumulated Amortization	(89,637)	(86,637)
Intangibles, Net	$14,356	$17,356

During the three months ended March 31, 2024, and 2023, the Company recorded an amortization expense of $1.0 million, and during the nine months ended March 31, 2024, and 2023, the Company recorded an amortization expense of $3.0 million.

Expected amortization over the next five years including the remainder of fiscal 2024 and thereafter, as of March 31, 2024, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
Remaining in fiscal year 2024	$976
2025	3,326
2026	3,014
2027	2,954
2028	1,931
Thereafter	2,155
Total Expected Amortization	$14,356

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	March 31, 2024	June 30, 2023
Marketing Funds Accruals	$2,897	$5,203
Payroll and Payroll Tax Accruals	2,454	2,765
Accruals for Other Expenses	1,986	1,372
Total Accrued Expenses	$7,337	$9,340

Note 9: Revolving Credit Facility

On December 21, 2023, the Company terminated its old credit facility with Bank of America which had a maturity on December 31, 2023, and established a new Credit Facility with White Oak Commercial Financing, LLC.

The Bank of America Credit Facility, has been fully terminated, resulting in an outstanding revolver balance of $0 million as of March 31, 2024.

White Oak Commercial Finance, LLC.

On December 21, 2023, the company entered a new credit facility with White Oak Commercial Financing, LLC with a maturity date of December 21, 2026. The new credit facility includes a $120 million asset based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the new Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor rate of 2.00% plus a margin of 4.50% to 4.75%, depending on the level of the Company’s utilization of the facility and consolidated fixed charge coverage ratio. The effective interest rate as of March 31, 2024, was 8.77%. The Revolving Credit Facility also includes an unused commitment fee of 0.25%. Upon the reduction or termination of the commitments under the Revolving Credit Facility prior to the Revolving Credit Facility maturity date, the Company will be required to pay an early termination fee of 2.0% if reduced or terminated prior to December 21, 2024, or 1.0% if reduced or terminated after December 21, 2024, but before August 21, 2025, plus an amount of minimum interest if reduced or terminated on or prior to June 21, 2025. Maximum borrowings under the Revolving Credit Facility are calculated pursuant to a formula based on eligible accounts receivable and eligible inventory, subject to adjustment at the discretion of the lenders. The Revolving Credit Facility also contains customary representations and warranties, events of default, financial reporting requirements, and affirmative covenants, including a fixed charge coverage ratio at the end of each month (on a trailing twelve months (TTM) basis) of at least 1.0 to 1.1, and certain additional covenants, including restrictions limiting the Company’s ability to incur additional indebtedness, grant liens, pay dividends, hold unpermitted investments, or make material changes to the business. The Revolving Credit Facility is secured by a first priority security interest on the Company’s and the borrowers’ and other guarantors’ cash, accounts receivable, books and records and related assets.

The Company was in compliance with its covenants as March 31, 2024.

Revolving Credit Facility Balance consists of the following at:

($in thousands)	March 31, 2024	June 30, 2023
White Oak Revolving Credit Facility Outstanding Balance	$81,079	$—
Less: Deferred Finance Costs	(3,743)	—
Revolving Credit Facility, Net	$77,336	$—

($ in thousands)	March 31, 2024	June 30, 2023
Bank of America Revolving Credit Outstanding Balance	$—	$133,323
Less: Deferred Finance Costs	—	(42)
Revolving Credit, Net	$—	$133,281

Note 10: Employee Benefits

Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. The medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of March 31, 2024, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of March 31, 2024, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At March 31, 2024, and June 30, 2023, the accrued estimated run out exposure totaled approximately $218,000, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the condensed consolidated balance sheets.

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

Note 11: Income Taxes

The effective tax rate was 50% for the nine months ended March 31,2024, compared to 27% for the same periods of 2023. State tax rates vary among states and average approximately 7.0% although some state rates are higher, and a small number of states do not impose an income tax.

For the nine months ended March 31, 2024, and 2023, the difference between the Company's effective tax rate and the federal statutory rate primarily resulted from state income taxes and two discrete items one time adjustments for out of measurment period Goodwill adjustment and distribution of Restricted Stock units.

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of March 31, 2024, and June 30, 2023.

Litigation, Claims and Assessments

We are exposed to claims and litigations of varying degrees arising in the ordinary course of business and use various methods to resolve these matters. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition.

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit. The Company has accrued $511,000 and $150,000 as of March 31, 2024, and June 30, 2023, respectively, based on the expected loss.

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

The IC-DISC was organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. There were no commissions expenses for the three months ended March 31, 2024, and 2023, respectively. For the nine months ended March 31, 2024, and 2023 commissions expenses were $0 and $2.8 million, respectively. The commissions were determined under formulas and rules defined in the law and regulations of the US tax code, and under these regulations, the commissions were deductible by the Company and resulted in a specified profit to the IC-DISC. The owners of the IC-DISC elected to forgive the commissions earned for the twelve months ended December 31, 2022. The forgiveness of $6.6 million was recorded as a deemed capital contribution by the Company Stockholders for the three and six months ended December 31, 2022.

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Distribution Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance. The Distribution Agreement is effective from February 1, 2023, through March 31, 2028, at which time the Distribution Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Distribution Agreement. During the three months ended March 31, 2024, and 2023 and the nine months ended March 31, 2024, and 2023, Alliance had distribution revenue in the amount of $0.05 million, $0, $0.22 million and $0 respectively, recorded as net revenues in the unaudited condensed consolidated statements of operations.

During the three-month periods ended March 31, 2024, and 2023 and the nine-month periods ended March 31, 2024, and 2023, the Company had additional sales to GameFly of $2.8 million, $1.2 million, $7.9 million, and $3.5 million, respectively.

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

During the three months ended March 31, 2024 and 2023, Alliance incurred costs with MVP Logistics LLC, in the amount of $0 and $1.4 million respectively and $1.0 million and $6.8 million for the nine months ended March 31, 2024, and 2023, respectively, recorded as cost of revenues in the unaudited condensed consolidated statements of operations, for freight shipping fees, transportation costs, warehouse distribution, and MVP 3PL services (for Arcades) at the Redlands, California and South Gates, California distribution facilities.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14th, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of March 31, 2024, the outstanding balance on the Ogilvie Loan stood at $10 million.

The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expense for the three and nine-months ended March 31, 2024, was $0.3 million and $0.8 million, respectively. The interest rate at March 31, 2024, was 10.8%.

Other Related Party Transactions

During the year ended June 30, 2023, two promissory notes of approximately $0.25 million were outstanding between Adara and two of its then shareholders to provide cash to pay operating costs. The notes did not accrue interest and were payable no earlier than when the Merger closed or February 10, 2023. As of March 31, 2024, these two related party promissory notes were paid in full.

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

Components of lease expense were as follows for the three and nine months ended March 31, 2024, and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Lease Cost ($ in thousands)	2024	2023	2024	2023
Finance Lease Cost:
Amortization of Right of Use Assets	46	51	139	153
Interest on lease liabilities	1	3	4	9
Capitalized Operating Lease Cost	915	949	2,768	3,137
Short – Term Lease Cost	18	—	55	—
Variable Lease Cost	336	14	1,927	36
Total Lease Cost	1,316	1,017	4,893	3,335

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1	3	4	10
Operating cash flows from Capitalized Operating leases	1,031	1,043	3,077	3,387
Financing cash flows from finance leases	50	53	149	158

Right of use assets obtained in exchange for new finance lease liabilities	—	10,457	—	10,457
Right of use assets obtained in exchange for new Capitalized Operating lease liabilities	8,561	—	8,561	—
Net ROU remeasurement	—	—	—	(9)

Weighted average remaining lease term - finance leases (in Years)	0.42	10.4	0.42	10.4
Weighted average remaining lease term - Capitalized Operating leases (in Years)	0.87	1.7	0.87	1.7
Weighted average discount rate - finance leases	3.57%	3.70%	3.57%	3.70%
Weighted average discount rate - Capitalized Operating leases	4.16%	4.13%	4.16%	4.13%

Maturities of operating and finance lease liabilities as of March 31, 2024 are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2024	956	871
2025	1,415	3,338
2026	113	3,340
2027	14	1,987
2028	4	—
Total Lease Payments	2,502	9,536
Less Imputed Interest	(37)	(975)
Total	2,465	8,561

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

Think3Fold revenue and earnings included in the Company’s consolidated statements of operations for the three- and nine-month periods ended March 31, 2023, were $2.6 million and $13.2 million, and $0.4 million and $1.5 million respectively.

As part of the Think3Fold acquisition, a contingent consideration, or earn-out, arrangement was established. The contingent consideration is contingent upon the achievement of certain predefined performance milestones from July 1, 2022, to June 30, 2025. The fair value of the contingent consideration was zero as of March 31, 2024, and as of June 30, 2023. Any subsequent changes in the fair value of the contingent consideration will be accounted for as an adjustment to the statement of operations and comprehensive (loss) income.

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate the 2023 Plan at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of March 31, 2024, 449,000 shares were vested, and 10,200 shares were forfeited under the 2023 Plan.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2024, the Company has classified the private placement warrants and the representative warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Lattice Model in valuing the Warrants.

The fair value of cash, accounts payable and accrued expenses approximate their carrying value due to the short term maturities of these items.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of March 31, 2024.

Stock Price	$2.14
Exercise price per share	$11.50
Risk-free interest rate	4.27%
Expected term (years)	4.1
Expected volatility	40.1%
Expected dividend yield	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.
(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.
(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the public warrants, adjusted by guideline public company volatility.
(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$165	$—	$—	$165

The table below presents the change in number and fair value of the Private and Representative Warrants since June 30, 2023: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2023	4,120,000	$203	50,000	$3	4,170,000	$206
Exercised	—	—	—	—	—	—
Change in value	—	$(122)	—	$(2)	—	$(124)
September 30, 2023	4,120,000	$81	50,000	$1	4,170,000	$82
Exercised	—	—	—	$—	—	$—
Change in value	—	(41)	—	$—	—	$(41)
December 31, 2023	4,120,000	$40	50,000	$1	4,170,000	$41
Exercised	—	—	—	$—	—	$—
Change in value	—	123	—	$1	—	$124
March 31, 2024	4,120,000	$163	50,000	$2	4,170,000	165

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

Number of RSAs
Outstanding and Unvested as of June 30, 2023	459,200
Vested	(449,000)
Forfeited	(10,200)
Outstanding and Unvested as of March 31 , 2024	—

In connection with awards granted, for the three and nine months ended March 31, 2024, the Company recognized $0 and $1.4 million respectively in stock-based compensation expense.

Note 20 – Issuance of Common Stock

During the nine months ended March 31, 2024, the Company sold 1,335,000 shares of its Class A common stock at $3.00 per share, resulting in net proceeds of approximately $1.3 million after deducting underwriter discounts and offering and other accrued expenses. This capital raise allowed the Company to generate gross proceeds, with a portion allocated to underwriting discounts, offering related expenses, Representative’s Warrants and outstanding accounts payable. Net proceeds were determined after accounting for these expenses.

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended March 31, 2024, Compared to Three Months Ended

March 31, 2023

	Three Months Ended	Three Months Ended
($ in thousands except shares)	March 31, 2024	March 31, 2023
Net Revenues	$211,209	$227,728
Cost of Revenues (excluding depreciation and amortization)	183,196	200,402
Operating Expenses
Distribution and Fulfillment Expense	11,125	14,923
Selling, General and Administrative Expense	14,072	14,783
Depreciation and Amortization	1,402	1,679
Transaction Costs	2,086	3,348
Restructuring Cost	179	—
Gain on Disposal of Property and Equipment	(51)	—
Total Operating Expenses	28,813	34,733
Operating Loss	(800)	(7,407)
Other Expenses
Interest Expense, Net	3,052	3,207
Total Other Expenses	3,052	3,207
Loss Before Income Tax Benefit	(3,852)	(10,614)
Income Tax Benefit	(475)	(2,864)
Net Loss	(3,377)	(7,750)

Net Revenue: Year-over-year, net revenue decreased from $228 million to $211 million (-$17 million, -7%) for the three months ended March 31, 2024. Along with other retailers and distributors in the United States, we are not immune to the macroeconomic headwinds caused by high interest rates and consumer discretion prompted by reduced buying power. Alliance Entertainment stands out as a value-added retail distributor with our exclusive distribution rights for approximately 160 studios and labels in the film and music industry. This extensive portfolio of unique content enables us to cater to bulk B2B and direct-to-consumer (DTC) businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled over 33% of our gross sales revenue for the three months ended March 31, 2024, versus approximately 33% for the same period prior year.

Year-over-year, gaming sales decreased from $55 million to $43 million (-$12 million, -22%) for the three months ended March 31, 2024. The average selling price of gaming products increased 40% which was offset by a decrease in volume as we focus on profitable growth. As gaming suppliers attempt to transition to subscription-based models, we are experiencing increased sales of gaming hardware and accessories including retro arcade games. We continue to monitor gaming market trends to ensure we have the right product mix to meet market demand and maximize profitability.

Vinyl record sales increased from $75 million to $78 million ($3 million, 4%) for the three months ended March 31, 2024. The average selling price of Vinyl was up 10% and partially offset by decreased volume resulting in net revenue improvement versus the prior year. Music Compact Discs (CDs) sales declined marginally from $25.6 million to $25.4 million ($.2 million, 1%) due to a lack of prominent new releases versus prior year. The average selling price of CDs increased by 9%, however, the decline in volume offset the gains resulting in a marginal decline in revenue year-over-year. Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $33 million to $42 million ($9 million, 27%) versus the same period last year. The average selling price of physical film products significantly increased year over year and partially offset by a decline in volume. Digital sales of our exclusive content increased approximately 75% over the same period prior year. The consistent flow of new theatrical releases, combined with 4K and collectable SteelBook content, continues to drive home video sales. We expect the trend of higher price points to continue as brick & mortar retailers cater to the consumer preference for omnichannel shopping experiences and curated content versus inexpensive, mass market product offerings. Alliance Entertainment’s ability to offer retailers in-store and on-line channels a deep, extensive library of both music and movies helps provide them the products for a cohesive shopping experience based on personal preference and engagement with their respective brands.

Consumer products revenue decreased from $19 million to $9 million (-$10 million, or -53%) versus the prior year. The average selling price has increased by more than 60% versus the prior year period as the toys & collectibles industry normalizes in the post-

pandemic era. And while volume declined for the three months ended March 31, 2024, margins improved significantly as we rationalized our inventory and procure market driven collectables and accessories.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $200 million to $183 million (-$17 million or -9%) the prior year period primarily due to the direct relation of product costs to sales volume. However, gross margin dollars increased the prior year period as product margins improved from 12.0% to 13.3% primarily due to less overstock inventory resulting in significantly less consumer incentives to stimulate demand.

Operating Expenses: Total operating expenses decreased from $34.7 million to $28.8 million (-5.9 million, -17%) and decreased as a percentage of net revenue over the same period prior year from 15.3% to 13.6% (-1.7% points). Total Distribution and Fulfillment Expense declined 25% and decreased from 6.6% to 5.3% (-1.3% points) as a percentage of net revenue for the three months ended March 31, 2024, versus the same period prior year. Fulfillment payroll was $7.4 million for the three months ended March 31, 2024, and $9.5 million (-$2.1 million, -22%) for the same period of the prior year. Low unemployment rates, combined with competition for temporary labor, increased the average cost per labor hour approximately 4% versus the prior year. To address the scarcity of labor resources, we have invested in warehouse automation and will continue to use temporary labor forces to manage changes in demand. Since we believe that for the foreseeable future, there will be upward pressure on labor availability and costs, we continue to innovate our warehouse processes to reduce fulfilment costs. Total selling, administrative, and general costs decreased by $0.8 million or 6% compared to the same period last year due primarily due to the reduction in workforce last Spring to right size the back-office support for the business.

Interest Expense: For the three months ended March 31, 2024, interest expense decreased from $3.2 million to $3.1 million (-$0.1 million, -3%) versus the same period of the prior year. While our effective interest rate increased from 6.9% to 10.0% (3.1 points), the financial impact was tempered by a significant decline of the average revolver balance from $150 million to $94 million (-$56 million, -37%) year over year.

Income Tax: For the three months ended March 31, 2024, an income tax benefit of $0.5 million was recorded compared to a $2.9 million benefit for the same period in the prior year. Alliance reported a pretax loss of $3.9 million and pretax loss of $10.6 million for the three-months ended March 31, 2024, and 2023, respectively. The expected annual effective tax rate (“ETR”) for twelve months ended June 30, 2024, is 50%, including two discrete one-time tax adjustments for out of period Goodwill adjustment and the distribution of Restricted Stock Units.

Non-GAAP Financial Measures: For the three months ended March 31, 2024, we had non-GAAP Adjusted EBITDA of approximately $2.9 million compared to Adjusted EBITDA of approximately -$2.4 million prior year or a year-over-year improvement of $5.3 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) fair value of Warrants and other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net Loss	$(3,377)	$(7,750)
Add back:
Interest Expense	3,052	3,207
Income Tax Benefit	(475)	(2,864)
Depreciation and Amortization	1,402	1,679
EBITDA	$602	$(5,728)
Adjustments
Restructuring Cost	179	—
Transaction Cost	2,086	3,348
Change In Fair Value of Warrants	124	—
Gain on Disposal of PPE	(51)	—
Adjusted EBITDA	$2,940	$(2,380)

Alliance Entertainment Holding Corporation

Results of Operations Nine Months Ended March 31, 2024, Compared to Nine Months Ended

March 31, 2023

	Nine Months Ended	Nine Months Ended
($in thousands except shares)	March 31, 2024	March 31, 2023
Net Revenues	$863,549	$911,590
Cost of Revenues (excluding depreciation and amortization)	761,580	837,897
Operating Expenses
Distribution and Fulfillment Expense	37,983	50,153
Selling, General and Administrative Expense	43,626	44,559
Depreciation and Amortization	4,455	4,845
Transaction Costs	2,086	4,355
IC DISC Commissions	—	2,833
Restructuring Costs	226	—
Loss on Disposal of Fixed Assets	(51)	(3)
Total Operating Expenses	88,325	106,742
Operating Income (Loss)	13,644	(33,049)
Other Expenses
Interest Expense, Net	9,520	9,105
Total Other Expenses	9,520	9,105
Income (Loss) Before Income Tax Expense (Benefit)	4,124	(42,154)
Income Tax Expense (Benefit)	2,049	(11,380)
Net Income (Loss)	$2,075	$(30,774)

Net Revenue: Net revenue decreased from $912 million to $864 million (-$47 million, -5%) for the nine months ended March 31, 2024 over the prior year period. Along with other retailers and distributors in the United States, we are not immune to the macroeconomic headwinds caused by high interest rates and consumer discretion prompted by reduced buying power. Alliance Entertainment stands out as a value-added retail distributor thanks to our exclusive distribution rights for approximately 160 studios and labels in the film and music industry. This extensive portfolio of unique content enables us to cater to bulk B2B and DTC businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled approximately 40% of our gross sales revenue for the nine months ended March 31, 2024, versus 34% for the same period prior year.

Gaming sales decreased from $333 million to $287 million (-$46 million, -14%) for the nine months ended March 31, 2024 over the prior year period. The average selling price of gaming products nearly doubled and offset by a decrease in volume as we transitioned to higher dollar margin products including hardware and retro arcade games. Gaming hardware sales were up significantly as suppliers capitalized on gaming social trends and subscription-based models.

Vinyl record sales remained consistent at $242 million for the nine months ended March 31, 2024, compared to the prior year period. The average selling price of vinyl was up 6% and partially offset by volume versus the prior year period. Music compact discs (CDs) increased from $91 million to $97 million ($6 million, 7%). The continued popularity of K-Pop helped us realize a 12% increase in the average selling price of CDs, however, the decline in volume offset some of the gains but resulted in a year-over-year revenue improvement. Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $147 million to $159 million ($12 million, 8%) versus the same period last year. The average selling price of physical film products increased 18% year-over-year and partially offset by the decline in volume. Digital sales of our exclusive content more than doubled compared to the same period last year. The consistent flow of new theatrical releases continues to drive home video sales, combined with 4K and more recently SteelBook collectables, drove the average selling price higher. We expect the trend of higher price points to continue as brick & mortar retailers cater to the consumer preference for omnichannel shopping experiences and curated content versus inexpensive, mass market product offerings. Alliance Entertainment’s ability to offer retailers in-store and on-line channels a deep, extensive library of both music and movies helps provide them the products for a cohesive shopping experience based on personal preference and engagement with their respective brands.

Consumer products revenue decreased from $65 million to $35 million (-$30 million, or -46%) for the nine months ended March 31, 2024, versus the same period prior year. The average selling price has increased by 27% versus the same period prior year as the toys & collectibles industry normalizes in the post-pandemic era. And while volume declined for the period, margins more than doubled as we rationalized our inventory and procure market driven collectables and accessories.

Cost of Revenues:Total cost of revenues, excluding depreciation and amortization, decreased from $838 million to $762 million (-$76 million or -9%) compared to the prior year period primarily due to the direct relation of product costs to sales volume. However, gross margin dollars increased year over year as product margins improved from 8.1% to 11.8% primarily due to less overstock inventory resulting in significantly less consumer incentives to stimulate demand.

Operating Expenses: Total operating expenses decreased from $107 million to $88 million (-$19 million, 18%) and decreased as a percentage of net revenue over the same period prior year from 11.7% to 10.2%. There was a $2.1 million transaction expense for a non-cash out of period transaction, without which total operating costs as a percentage of net revenue would have decreased to 10.0%. This adjustment is directly related to the purchase accounting of a recent acquisition by the company. Had this adjustment been recognized within the designated measurement period, it would have led to an increase in the Goodwill of the Company. Total distribution and fulfillment expense declined 24% and decreased from 5.5% to 4.4% as a percentage of net revenue for the nine months ended March 31, 2024, versus the same period prior year. Fulfillment payroll was $24 million for the nine months ended March 31, 2024, and $32 million (-$8 million, 25%) for the same period of the prior year. Low unemployment rates and competition for temporary labor increased the average cost per labor hour by approximately 3% versus the same period prior year. To address the scarcity of labor resources, we have invested in warehouse automation and will continue to use temporary labor forces to manage changes in demand. Since we believe that there will be upward pressure on labor availability and costs for the foreseeable future, we will continue to innovate our warehouse processes to reduce fulfillment costs. Total selling, administrative, and general costs decreased by $1.0 million or 2% compared to the same period last year primarily due to the reduction in the workforce. Selling, administrative, and general costs also include a one-time expense of $1.4 million for restricted stock awards. IC DISC Commissions were $0 for the nine months ended March 31, 2024, versus $2.8 million for the same period of the prior year. The IC DISC was discontinued as of December 31, 2022, and no additional expenses were incurred.

Interest Expense: For the nine months ended March 31, 2024, interest expense increased from $9.1 million to $9.5 million ($0.4 million, 4%) versus the same period of the prior year. The primary driver was an increase of our effective interest rate from 5.5% to 8.8% and offset by a reduction of the average revolver balance from $167 million to $114 million (-$53 million, -32%) for the nine months ended March 31, 2024 versus the nine months ended March 31, 2023.

Income Tax:For the nine months ended March 31, 2024, an income tax expense of $2.0 million was recorded compared to a benefit of $11.4 million for the same period in the prior year. Alliance reported a pretax income of $4.1 million and a pretax loss of $42.2 million for the nine months ended March 31, 2024, and 2023, respectively. The expected annual effective tax rate (“ETR”) for twelve months ending June 30, 2024, is 50%, including two discrete one-time tax adjustments for out of period Goodwill adjustment and the distribution of Restricted Stock Units.

Non-GAAP Financial Measures: For the nine months ended March 31, 2024, we had non-GAAP Adjusted EBITDA of approximately $22.2 million compared to Adjusted EBITDA of approximately -$21.0 million for the prior year or a year-over-year improvement of $43.2 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) fair value of Warrants and other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Nine Months Ended	Nine Months Ended
($in thousands)	March 31, 2024	March 31, 2023
Net Income (Loss)	$2,075	$(30,774)
Add back:
Interest Expense	9,520	9,105
Income Tax Expense (Benefit)	2,049	(11,380)
Depreciation and Amortization	4,455	4,845
EBITDA	$18,099	$(28,204)
Adjustments
IC-DISC	—	2,833
Stock-based Compensation	1,386	-
Transaction Costs	2,086	4,355
Restructuring Cost	226	—
Change In Fair Value of Warrants	(41)	—
Merger-related Contingent Losses	461	—
Gain on Disposal of PPE	(51)	(3)
Adjusted EBITDA	$22,166	$(21,019)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On December 21, 2023, Alliance Entertainment Holding Corporation entered into a Revolving Credit Facility, which is a three-year $120 million senior secured asset-based credit facility with White Oak Commercial Finance, LLC. The Revolving Credit Facility replaces the Company’s revolver with Bank of America (the “Prior Credit Facility”). The Prior Credit Facility was scheduled to expire on December 31, 2023.

The Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three and nine months ended March 31, 2024, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are cash and cash equivalents, cash provided by operating activities, and borrowings under our credit facility. As of March 31, 2024, in addition to the $1.6 million of cash, we carried a $81 million revolver balance on our $120 million credit facility under the Loan and Security Agreement with White Oak Commercial Finance, LLC. Since June 30, 2023, our available collateral decreased from $135 million to $115 million ($20 million, 15%); however, our availability increased from $2 million to $34 million, an increase of $32 million, as we converted accounts receivable and inventory to cash which was used to reduce debt. Combined with a lower loan ceiling of $120 million versus $175 million, we have reduced debt service costs.

	March 31,	June 30,
($in millions)	2024	2023
Credit Facility	120	175
Available Credit Facility, considering Collateral	115	135
Less: Revolver Balance	81	133
Availability	$34	$2

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

Cash Flow: The following table summarizes net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the nine months ended March 31, 2024 and 2023.

	Nine Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net Income (Loss)	$2,075	$(30,774)
Net Cash Provided By (Used In):
Operating Activities	47,501	8,314
Investing Activities	(143)	1
Financing Activities	(46,581)	(8,750)

For the nine months ended March 31, 2024, on a net income of $2.0 million, the Company’s cash provided by operating activities was $46.2 million versus $8.3 million for the nine months ended March 31, 2023. The $37.9 million improvement to cash provided by operating activities was driven by several variables. Net income, year over year, improved $32.9 million or from a net loss of ($30.8) million to $2.7 million for the trailing nine months. Accounts payable increased $19.1 million for the trailing nine months versus an increase of $73.3 million to accounts payable for the same period prior year. The relatively large change in payables was directly attributed to the Company’s objective to reduce inventory on-hand. Inventory decreased $38.9 million for the nine months ended March 31, 2024, versus a decrease of $80.8 million for same nine-month period prior year; however, the central element was an ending inventory of $108 million at March 31, 2024 versus $163 million (-$55 million, -34%) at March 31, 2023.

The cashflow from investing activities was $0.2 million for the nine months ended March 31, 2024. For the same prior year period, the change was marginal due to the combined net working capital structure of the acquisition transaction attributed to cash paid for business acquisition of Think3Fold that was acquired for no consideration.

Net cash used in financing activities was $45.2 million for the nine months ended March 31, 2024, versus cash used in financing of $8.8 million for the same period prior year. The primary reason for the favorable change in borrowing was our ability to sell through excess inventory levels. In addition, our debt service exposure declined as the revolver balance declined from $127 million on March 31, 2023, to $81 million (-$46 million or -36%) on March 31, 2024.

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

Goodwill and Definite-Lived Intangible Assets, Net: The Company tests its goodwill for impairment only upon the occurrence of an event or circumstances that may indicate the fair value of the entity is less than it’s carrying amount. For the nine months ended March 31, 2024, and year ended June 30, 2023, the Company tested goodwill for impairment at the entity level, since there is one Reporting Unit. As part of the analysis, we performed a discounted cash flow based on the Company’s three-year projections and determined that the fair value of equity is higher than the carrying value of equity. As such, the Company’s analysis concluded that there was no impairment to goodwill.

As of March 31, 2024, the fair value of the Company’s reporting unit exceeded its carrying value by approximately 11.8%. Either a reduction in the long-term growth rate by more than 80 basis points or an increase in the discount rate by 60 basis points would result in the carrying value of the Company’s reporting unit exceeding its fair value, resulting in an impairment loss of the Company’s goodwill. Given the inherent uncertainties on the macroeconomic conditions and interest rates in general, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model related to impairment assessment, resulting in potential impairment charges in subsequent periods.

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

Impairment of Long-Lived Assets: Recoverability of long-lived assets, including property and equipment, goodwill and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the three-month period ended March 31, 2024.

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

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Lattice model approach. Significant inputs into the respective models at March 31, 2024, and February 10, 2023 (the initial recognition) are as follows:

	March 31,	February 10,
	2024	2023
Stock Price	$2.14	$3.30
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.27%	3.58%
Expected term (years)	4.1	4.8
Expected volatility	40.1%	28.6%
Expected dividend yield	—	—

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

Item 4. Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relate to the fact that the Company did not have the necessary business processes and related internal controls formally designed and implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. The Company has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which are still being designed and implemented. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of March 31, 2024, the following material weaknesses existed:

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

Control Activities

Management did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

●	Information Technology (IT) General Controls – Certain information technology general controls for security and administration of key IT systems were not designed properly or did not operate effectively. Specifically, (i) periodic user access reviews of roles and permissions were not performed sufficiently throughout the period for certain key IT systems, and (ii) certain key IT systems were not logically restricted, resulting in improper segregation of duties for certain business processes.
●	Financial Close Processes – Management did not design and maintain formal accounting policies, and effective control activities over certain routine aspects of financial reporting. Specifically, management did not design and maintain effective controls over (i) the financial reporting process, including management review controls over areas of accounting such as revenue, inventory, accounts payable, income taxes and payroll, at an appropriate level of precision to detect a material misstatement and sufficient appropriate evidence was not maintained to support the execution and evaluation of the controls performed, (ii) the monthly financial close process, including the review of journal entries, account reconciliations, and analysis of recorded balances, and (iii) the completeness and accuracy of information used by control owners in the operation of certain controls.
●	Disclosures and Internal Control Over Financial Reporting – The Company did not have the necessary business processes and related internal controls over financial reporting formally designed and implemented to address the accounting and financial reporting requirements related to certain routine and non-routine transactions. Specifically, the controls failed to detect required disclosures, and errors in the accounting for the classification of the outstanding balance of the revolving credit facility, net, as of June 30, 2022, as previously disclosed in the audited consolidated financial statements as of and for the periods ended June 30, 2022, and June 30, 2023.
●	Annual Impairment Analysis – Management did not design and implemented control activities that would allow the proper and timely identification, over the annual impairment analysis, of (i) triggering events and quantitative assessment approach used; and (ii) assessing completeness and accuracy of information used in the segment and reporting unit determination.

Remediation Plan

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting during the fiscal year ended June 30, 2023. As part of management’s remediation plan, certain efforts were put into place and were underway prior to March 31, 2024. The company has diligently identified, documented, and addressed its financial controls and has made significant, tangible progress. We have identified key controls, analyzed their effectiveness, and implemented repeatable business processes to ensure we have mechanisms in place to ensure accuracy and compliance of financial oversight, operations, and reporting. By conducting regular internal audits, identifying areas for improvement, and swiftly addressing discrepancies, we have enhanced our defenses against material risks. Both new and revised controls require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the fiscal year ending June 30, 2024, to successfully remediate the identified material weaknesses. The remediation actions include, but are not limited to, the following:

Entity Level Controls – In an effort to provide additional support, oversight, and accountability over the performance of controls, the Company is evaluating enhancing its key financial reporting positions. Management will continue to assess the composition of its resource needs, both internal and external, which may include adding additional accounting and compliance resources. Management may also consider engaging third-party advisors when necessary to supplement its existing resources.

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

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2024, except for the remediation efforts described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit. The Company has accrued $511,000 and $150,000 as of March 31, 2024, and June 30, 2023, respectively, based on the expected loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, the Company formally adopted an Insider Trading Policy. This policy outlines guidelines and restrictions related to the trading of the Company’s securities by individuals deemed to be “insiders,” including officers, directors, and employees who have access to material nonpublic information about the Company.

The Insider Trading Policy is designed to ensure compliance with securities laws and regulations, including those set forth by the Securities and Exchange Commission (SEC). It prohibits insiders from trading in the Company’s securities while in possession of material nonpublic information and imposes pre-clearance requirements for certain transactions. Additionally, the policy provides guidelines for reporting and disclosing transactions in accordance with regulatory requirements.

The adoption of this Insider Trading Policy underscores the Company’s commitment to maintaining the highest standards of integrity, transparency, and corporate governance. We believe that adherence to these guidelines not only promotes fair and equitable treatment of all shareholders but also helps to safeguard the Company’s reputation and fiduciary responsibilities.

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

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: May 9, 2024	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)