Form 10-K
period 2024-06-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2024-09-20
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2022, was $117,070,000.

As of September 19, 2024, 50,957,370 shares of Class A common stock, par value $0.0001 per share and 60,000,000 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” under federal securities laws. These include, but are not limited to, expectations regarding our financial and business performance, strategies, and future operations. Forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potential,” “will,” and similar expressions. However, the absence of these words does not mean a statement is not forward-looking.

These statements are based on our current expectations, forecasts, and assumptions and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks include, but are not limited to:

●	Risks related to market acceptance and growth opportunities.
●	Potential changes in laws or regulations.
●	Supply chain disruptions and increased costs.
●	Dependence on key suppliers and customers.
●	Risks related to our significant indebtedness and compliance with debt covenants.
●	Litigation and regulatory risks.
●	Economic factors such as inflation and interest rates.
●	Challenges in retaining key personnel.
●	Cybersecurity threats and IT infrastructure issues.
●	Environmental, safety, and product liability concerns.
●	Risks related to potential acquisitions.
●	Changes in U.S. tax laws.

We caution investors not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this filing. We are not obligated to update these statements to reflect new information or future events, except as required by law.

ii

PART I

Item 1. Business.

Alliance is a leading global wholesaler/retailer of entertainment products consisting of music, movies, gaming, collectables, and a key player in the entertainment industry. Alliance boasts of a diverse portfolio of owned retail brands, including Critics’ Choice, Collectors’ Choice, Movies Unlimited, DeepDiscount, popmarket, blowitoutahere, Fulfillment Express, importCDs, GamerCandy, WowHD, and others. As a leading global wholesaler, direct-to-consumer (“DTC”) distributor, and e-commerce provider, Alliance operates as the vital link between renowned suppliers of music labels, home video studios, video game publishers, and collectables of entertainment content, such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others.

This pivotal role extends to connecting these suppliers with domestic and international top-tier retail partners. Notable partners encompass giants like Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, Shopify, and others. Employing an established multi-channel strategy, Alliance distributes physical media, entertainment products, hardware, and accessories across various platforms. Currently, the company sells its products, permitted for export, to more than 70 countries worldwide.

Alliance provides state-of-the-art warehousing and distribution technologies, operating systems, and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 325,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys, and collectables, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

Alliance was founded in 1990 (previously named CD Listening Bar, Inc.). Through a series of acquisitions and organic growth, Alliance has expanded and strengthened its global footprint and product breadth, and greatly increased its service capabilities. Since its inception, Alliance has made ten accretive business acquisitions, including Phantom Sound and Vision, MSI Music, Infinity Resources, Alliance, ANconnect, Mecca Electronics, Distribution Solutions, Mill Creek, COKeM, and Think3Fold. Management believes that Alliance’s ability to successfully integrate acquisitions is underpinned by its highly efficient operating systems and experienced leadership team.

Alliance believes the three pillars of its business; Service, Selection, and Technology create a powerful competitive advantage that will protect the Company’s market leadership and propel its future growth into the evolving physical entertainment product segments.

The Business Combination Agreement

On February 10, 2023, Adara, Alliance and Merger Sub consummated the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance and Alliance was affected by the merger of Merger Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly owned subsidiary of Alliance. Following the consummation of the Merger on the closing of the Business Combination, Alliance changed its name from Alliance Acquisition Corp. to Alliance Entertainment Holding Corporation.

Pursuant to the Business Combination Agreement, Alliance issued (i) 47,500,000 shares of Class A common stock of Alliance to holders of common stock of Legacy Alliance and (ii) 60,000,000 contingent shares of Class E common stock of Alliance to the Legacy Alliance stockholders were placed in an escrow account to be released to such Legacy Alliance stockholders and converted into Class A common stock upon the contingent occurrence of certain triggering events.

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

Alliance’s distribution business is built around three areas, where our marketplace value is created: Service, Selection and Technology.

Service

Alliance provides efficient, Omni-Channel expansion solutions for retailers, including:

●	E-Commerce and Direct to Consumer (DTC)

Alliance provides leading product and e-commerce distribution and inventory solutions. Alliance provides a full, enterprise-level infrastructure and whitelists dropships orders directly to consumers on behalf of its omni customers. The entire ordering, confirmation and invoicing process is automated. The functionality allows customers to focus on sales while Alliance performs all stocking, warehousing, and shipping functions.

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

Alliance — was a competitor to CD Listening Bar when CD Listening Bar acquired Alliance in 2013. Alliance primarily serviced Barnes &Noble and Best Buy, and hundreds of independent retailers. This reverse merger by which CD Listening Bar merged into Alliance made Alliance the largest music and video distributor in the world.

COKeM — Alliance acquired COKeM International Ltd. in September 2020. COKeM is one of the leading and innovative distribution service companies in the video game and accessory industries. COKeM continues to expand its capabilities, providing full-service distribution and fulfillment for a wide array of industries and across many product categories. Alliance acquired Mecca Electronics in 2018 and, in 2021, Mecca Electronics was merged into COKeM.

AMPED Distribution — is a division of Alliance that consists of over 90 small music labels where AMPED is the exclusive supplier of physical media to retailers in the United States.

Distribution Solutions — is the largest aggregator and distributor of independent film labels in North America. Alliance acquired Distribution Solutions in 2018 and has over 50 movie studios that are exclusively distributed to over 30,000 retail stores through Distribution Solutions.

DirectToU — division consists of Alliances owned retail brands using the dba’s of ImportCDs, Deep Discount, Collectors Choice Music, Collectors Choice, Vinyl, Blow It Out of Here, Wow, Pop Market, Collectors Choice Video, and Movies Unlimited. Most of these brands were purchased from Infinity Resources in 2010.

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

NCircle Entertainment — Founded in 2006, NCircle Entertainment is one of the largest independent distributors of quality children and family entertainment content. NCircle is committed to providing quality children’s entertainment that builds a solid foundation of early learning skills upon which future educational success can be built. NCircle’s award winning brands engage your child in the learning process, using the interdisciplinary STEM approach, teaching reading readiness, science concepts, problem solving tactics, social skills, and environmental awareness, while entertaining them with song, dance and laughter. NCircle’s library includes many of the most loved and best-selling children’s brands including Gigantosaurus, The Cat in the Hat Knows a Lot About That!, Llama, The Octonauts, Sonic Boom, The Snowman and many more.

Selection:

Product Categories — Alliance consolidates and distributes a portfolio of entertainment products with over 325,000 SKUs in stock in core media and entertainment product areas in five primary categories:

●	Gaming Products: For the fiscal year ended June 30, 2024, gaming represented 31% of Alliance revenues on a consolidated basis. Leading products distributed are: Nintendo, Microsoft, Arcade1Up, and third party video game publishers. For the year ended June 30, 2023, gaming represented approximately 34% of Alliance revenues on a consolidated basis.
●	Vinyl Records: For the fiscal year ended June 30, 2024, vinyl represented 30% of all Company revenues on a consolidated basis. For the year ended June 30, 2023, vinyl represented approximately 28% of Alliance revenues on a consolidated basis.
●	Digital Video Discs (DVD)/Blu-Ray/UltraHD: Sales for the fiscal year ended June 30, 2024, represented 19% of Alliance’s consolidated revenue. For the year ended June 30, 2023, DVD, Blu-Ray and UltraHD represented approximately 16% of Alliance revenues on a consolidated basis.
●	Compact Discs: CDs for the fiscal year ended June 30, 2024, represent 12% of Alliance’s consolidated revenue. For the year ended June 30, 2023, CDs represented approximately 11% of Alliance revenues on a consolidated basis.
●	Collectables and Consumer Products: Sales in Collectables and Consumer Products represented 4% of the Company consolidated revenue for the fiscal year ended June 30, 2024, and approximately 7% of Alliance revenues on a consolidated basis for the year ended June 30, 2023.

Technology:

Alliance’s technology platforms combine customer-friendly applications and efficient operating systems with access to the Company’s global content inventory across all current market segments. These platforms offer the Alliance marketplace stakeholders feature-rich tools and services for all aspects of consumer engagement, transaction processing and business development.

Alliance continues to invest in automated handling equipment in our Shepherdsville, KY warehouse resulting in reduced shipping times, streamlined order processing, and improved warehouse efficiency. In April 2024, we implemented a new piece of automation equipment from OPEX Sure Sort X® for the sortation of non-standard size products. Since most of these products were being manually sorted, the increased sortation capacity reduces labor cost and minimizes the potential for product damage. In December 2022, we implemented a state-of-the art AutoStore Automated Storage & Retrieval System (ASRS). This system significantly improved Alliance’s warehouse operations, allowing the Company to achieve increased levels of speed, reliability, capacity, and precision, resulting in significant cost savings.

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

Alliance’s newer platforms also incorporate tools and services that increase revenue and profitability when compared to legacy distribution systems. In addition to robust search, selection and purchase transaction tools and service support, the Company’s platforms currently incorporate a Fintech platform with an extensive selection of payment options. Further, Alliance’s technology offers a multi-channel marketing platform supporting retailer marketplace participants’ growth and business development with fully integrated product marketing and CRM tools. Management believes the result is a more comprehensive, engaging, and cost-effective transaction process designed to make all stakeholders more productive and competitive.

Industry Background

The industries in which the Company distributes product are:

●	Packaged Goods consisting of licensed physical media and entertainment content;
●	Gaming Consoles and Accessories; and
●	Licensed Toys and Collectables.

Distributors of physical media are navigating changes in market demand, an evolving omni-channel retail market, and supplier consolidation efforts. While many consumers are transitioning to digital media consumption, such as streaming music and video services, there remains a growing market driven by the collectability of physical media including Vinyl Records, specialty SteelBooks DVD’s, Box Sets of CD’s, and Pop Culture Collectables. This shift in demand, combined with the evolving retail and supplier landscape, may prompt the consolidation of distribution networks. This presents a unique opportunity for distributors that can cater to the evolving preferences and values of the retailers they distribute to and suppliers they procure from.

While overall demand for physical media has declined, niche markets for music and movie enthusiasts are growing. This trend is evidenced by the rising popularity of K-pop in the form of CDs and vinyl records, special edition collections SteelBook DVDs, and 4K UHD Blu-ray movies, especially among distributors with exclusive content. Nostalgia-driven purchases often appeal to collectors because of their intrinsic value. For example, vinyl record buyers appreciate the artwork and superior warn sounding audio quality compared to streaming services. Additionally, limited editions, box sets, and exclusive releases attract a significant market segment for similar reasons. Furthermore, as major retail chains reduce the shelf space dedicated to physical media, distributors with direct-to-consumer channels can leverage their capabilities and perform fulfillment service for retail dotcoms. This allows retailers to expand their product offering without the added expense of incremental warehouse space and inventory carrying costs.

Suppliers also benefit from this evolving landscape. By partnering with distributors who focus on mass and niche markets, suppliers can ensure their products reach a wide and diverse set of consumers and a streamlined distribution network. Additionally, suppliers with exclusive releases and limited editions have an opportunity to leverage their unique content with premium pricing. Collaboration with distributors on marketing and promotional efforts can further enhance visibility and sales, creating a mutually beneficial relationship in a competitive marketplace.

The market for physical media is becoming increasingly competitive as companies compete for a shrinking customer base. Distributors must differentiate themselves by offering unique products, exclusive content, and superior customer service. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention, and spending. Specialized distributors often have an advantage in this regard, as they can be more agile and responsive compared to larger more diverse distributors. Additionally, partnerships with artists and content creators to secure exclusive releases can provide a unique competitive edge. As the market evolves, distributors that can innovate and meet the demands of niche audiences will likely thrive. Alliance has the advantage of bundling all of its different entertainment products they distribute to create unique exclusive SKU’s that omni retailers can offer.

Market Opportunity

The Company has identified three primary market areas where it currently conducts business and plans to grow its business:

Content Media

As technology and social trends evolve, film and music market studios are overhauling their business models to take advantage of changing consumer behavior and expanding media platforms. A large opportunity exists for Alliance to license video movies from movie studios that want to exit from home video. With Alliance distributing these exclusive video movies for studios using the company’s technology, process, and relationships to efficiently manage supply chain logistics in bulk to major retailers and direct to consumers. Consumers continue to trend towards vinyl records due to the desire to own the physical product, the sound quality, and the intrinsic value of the album artwork. Despite the rise of digital distribution models, many consumers still prefer to buy physical versions of games because of the ability to share and display like hardcover book collections.

Fulfillment.

The global e-commerce fulfillment services market is expected to experience substantial growth due to the proliferation of the e-commerce industry, particularly in emerging markets, leading to an unprecedented rise in online buyers. This growth is anticipated to be driven by established brands in North America, such as Amazon, Walmart, Best Buy, and Target. In addition, retailers and manufacturers are increasingly focusing on their core competencies to sustain intense competition, leading them to outsource fulfillment activities to third-party vendors.

Our Competitive Strengths

Alliance is one of the largest physical media and entertainment product distributors in the world and a leader in fulfillment and e-commerce distribution solutions. Its existing product and service offering has positioned the Company to capitalize on shifts towards e-commerce and Omni-Channel strategies, especially as retailers and manufacturers greatly increase their reliance on their direct-to-consumer fulfillment and distribution partners.

We believe that our key strengths position us to deliver on our strategy to grow profitably, optimize our core physical media and entertainment product distributors’ fulfillment and e-commerce distribution solutions, and expand and invest in higher-margin advanced technology solutions and high-value services.

The Company believes the following strengths are key to its ability to grow and maintain its position as a market leader:

●	Proven Management Experience and Equity Rollover. With over 30 years of operations and experience, Alliance management has extensive knowledge and is rolling over all their equity in the Business Combination in preparation to lead the Company towards future growth.
●	Significant barriers to entry and market leadership. Alliance is a leader in fulfillment and e-commerce distribution with over 325,000 SKUs in stock. The Company’s market leadership is further protected by a three-pronged moat of services, selection, and technology. The Company’s platforms create efficiencies, which benefit its partners in the physical media and entertainment marketplace. As a result, both suppliers and retailer customers rely on the Company’s platforms to fuel transaction volume.
●	Organic Growth Opportunities. Alliance will seek to grow revenue and expand margins through the expansion of partnerships with vendors and customers and investment in existing facilities.
●	Proven track record of building scale through significant acquisitions. Since its inception, Alliance has successfully acquired and integrated ten businesses that have greatly expanded the vendors and customers we are supporting. This M&A activity has built scale and added capabilities to the Company’s platforms. Further, Alliance has demonstrated an ability to integrate those companies into its existing platforms to fundamentally improve the acquired businesses. Alliance management believes significant consolidation opportunities remain to drive future growth by acquiring complementary businesses and competitors.
●	Modern technology distribution platform and interface. The Company’s technology platform increases transaction efficiency, provides great mobile accessibility, and incorporates modern marketing and Fintech tools.

Strategy for Future Growth

Alliance will continue to capitalize on its services, selection, and scalable distribution network technology to propel its future growth both organically and through acquisitions. With a public listing, we have access to additional capital to finance future growth.

Our strategy will include:

●	Execute Acquisition Strategy. Alliance has a proven track record of successfully acquiring and integrating competitors and complementary businesses. With additional capital, Alliance will be able to execute its acquisition strategy more effectively.
●	Increase Market Share. Expanding its existing product and service offerings and executing its acquisition strategy will drive Alliance’s efforts toward increasing market share. The Company has historically built scale and added capabilities through acquisitions. It has demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve the acquired businesses. Alliance expects to continue pursuing strategic opportunities that strengthen its platforms, expand the breadth and depth of its content, and enhance its distribution infrastructure. Alliance will continue to actively monitor and evaluate these and future opportunities in its acquisition pipeline in both the near and mid-term.
●	Enhance Direct to Consumer (DTC) Relationships and Capabilities. Alliance’s DTC services are in greater demand as consumer preferences shift and stress retailers’ e-commerce and DTC capabilities. Enhancing DTC relationships will grow existing revenue lines and improving capabilities will generate a more attractive overall service offering.
●	Expand into New Consumer Products. Leveraging existing relationships, Alliance can expand into new consumer product segments, growing its product offering and providing more to its existing customer base while attracting new customers in the process.
●	Continuing Technological Advancement. Alliance will further invest in automating facilities and upgrading proprietary software.

Suppliers

Alliance distributes and markets over 400,000 products worldwide from more than 600 of the industry’s premier physical media entertainment products suppliers. The Company maintains approximately 325,000 SKUs of unique items in its inventory.

For the fiscal year that ended June 30, 2024, five suppliers made up approximately 58% of product receipt value, and 17 suppliers made up 80% of product receipt value. By comparison, for the fiscal year that ended June 30, 2023, five suppliers made up approximately 49% of the product receipt value, and 23 suppliers made up 80% of the product receipt value. One supplier comprised of approximately 21% of Alliance’s total product receipt value for the year ended June 30, 2024, versus 15% in 2023.

Alliance has written supply agreements with many of its suppliers. These agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries and, in some cases, certain channels in which it may distribute the products. Some of Alliance’s agreements with suppliers may contain limitations of liability with respect to our suppliers’ obligations and warranties. Historically, warranty expenses have not been material.

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

Customers

Alliance conducts business with most of the leading retailers of entertainment products and services around the world. Alliance serves a customer base that is divided into categories including retailers, direct marketers, Internet-based resellers, independent dealers, product category specialists and other distributors. Management believes that many of its customers are heavily dependent on Alliance as a partner with the necessary systems, capital, inventory availability, and distribution and facilities in place to provide fulfillment and other services. Alliance tries to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve. Alliance has over 4,000 customers shipping to over 35,000 storefronts and distributes to over 2,500 independent music and video retailers.

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

For the year ended June 30, 2024, Alliance’s top five customers represented approximately 47% of its consolidated revenue. Alliance’s top customer represented 18% of its consolidated net sales. By comparison, for the fiscal year ended June 30, 2023, the top five customers generated approximately 50% of consolidated revenue with one customer representing almost 23%.

Our Business is Affected by Seasonality

Alliance experiences some seasonal fluctuation in demand in our business due to changes in consumer behavior and schedules of new releases. In addition, the Company typically experiences an increase in demand in the October-to-December period, driven primarily by pre-holiday stocking levels in the retail channel for its North American business.

How We Manage Our Inventory

Alliance strives to maintain enough product inventories to achieve optimum order fill rates. Alliance’s business, like that of other distributors, is subject to the risk that our inventory’s value will be adversely impacted by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers to offer distributors limited protection from the loss in inventory value due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. Alliance continually takes various actions, including monitoring inventory levels and controlling the timing of purchases, to maximize its protection under supplier programs and reduce inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect Alliance against declines in inventory value, or that they will not be revised in such a manner as to adversely impact Alliance’s ability to obtain price protection. Alliance is subject to the risk that inventory values may decline, and supplier agreements may not adequately cover the decline in values. Alliance manages these risks through pricing and continual monitoring of existing inventory levels relative to customer demand, reflecting its forecasts of future demand and market conditions. On an ongoing basis, Alliance reduces inventory values for excess and obsolescence to assist in the liquidation of impacted inventories. Music CD’s and Video Movies are 100% returnable back to Alliance’s suppliers. Products that have exclusive distributions for AMPED and Distribution Solutions are not owned by Alliance and are treated as consignments for ownership and title.

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

For its Direct-to-Consumer division, the Company deploys performance marketing strategies through digital and offline channels to drive additional traffic and transactions from high-intent prospective customers. To increase the efficiency of its performance marketing initiatives, the Company utilizes a Customer Relationship management platform, which provides further opportunities to personalize marketing campaigns and target advertising to specific market segments. Alliance complements its brand and performance marketing with nurture initiatives through email and outbound communications to ensure the Company retains high-value customers, increases brand loyalty, and drives recurring transactions.

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

The market for physical media is becoming increasingly competitive as companies compete for a shrinking customer base. Distributors must differentiate themselves by offering unique products, exclusive content, and superior customer service. The ability to quickly adapt to market trends and consumer preferences is crucial. Specialized distributors often have an advantage in this regard, as they can be more agile and responsive compared to larger more diverse distributors. Additionally, partnerships with artists and content creators to secure exclusive releases can provide a unique competitive edge. As the market evolves, distributors that can innovate and meet the demands of niche audiences will likely thrive.

Intellectual Property

Alliance’s intellectual property is an important component of its business. The Company relies on a combination of domain names, trademarks, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to protect its intellectual property. As of June 30, 2024, Alliance has no active patents or patent applications, but intends to pursue patent protection to the extent it believes it would be beneficial and cost effective.

As of June 30, 2024, the Company owned 22 U.S. registered or pending trademarks and one registered or pending trademark in another jurisdiction. Alliance also owns 128 domain names including www.deepdiscount.com, www.aent.com, www.cokem.com, www.importcds.com, www.ds.aent.com, and www.AMPEDdistribution.com.

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

Human Capital Resources

As of June 30, 2024, Alliance had approximately 657 employees on its payroll and approximately 226 workers hired through staffing agencies throughout the U.S. and internationally. As of June 30, 2023, Alliance had approximately 761 employees on its payroll and approximately 266 workers hired through staffing agencies throughout the U.S. and internationally. Staffing agencies are used to flex labor capacity to ensure the labor supply and demand are in balance. None of Alliance’s employees are subject to a collective bargaining agreement and Alliance believes it has a good relationship with its employees and staffing agencies.

Employees & Demographics. With respect to global demographics on June 30, 2024, approximately 50% of the Company’s payroll employees are female and 50% are male.

Talent & Turnover. With a focus on talent acquisition, the leadership team seeks out the most qualified candidates for open roles and endeavors to keep them at Alliance. Alliance has a robust program for seeking out those candidates, which ranges from sourcing through talent applications, reviewing direct applicants and using internal referrals to fill roles. Additionally, Alliance strives to promote internally when possible. Alliance’s program resulted in an annualized turnover rate of about 14% for the fiscal year ended June 30, 2024.

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

Regulatory Compliance

The Company’s overall business approach and strategy includes rigorous attention to regulatory compliance, as its operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions. Alliance’s business is subject to a wide array of laws, regulations, and standards in each domestic and foreign jurisdiction where we operate. Alliance has a buying office in the UK and operates under the name Fulfillment Express. Fulfillment Express sources music from the UK music suppliers that is then transferred (exported from the United Kingdom) to Kentucky where that music product is prepared to sell in the US market. Fulfillment Express makes no sales of any kind, for it is a buying office.

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

Alliance incorporates a variety of technical and organizational security measures and other procedures and protocols to protect data within the Company’s platforms and business services, including personally identifiable data pertaining to guests and employees. Alliance is engaged in an ongoing process of evaluating and considering additional steps to maintain compliance with the California Consumer Privacy Act, GDPR, PIPEDA, the UK General Data Protection Regulation, and the UK Data Protection Act.

Employment Laws

The Company is also subject to laws governing its relationship with employees, including laws governing wages and hours, benefits, immigration and workplace safety and health.

Other Regulation

Alliance’s business is subject to various other laws and regulations involving matters such as income tax and other taxes, consumer protection, online messaging, advertising, and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As the Company expands into additional markets, it will be subject to additional laws and regulations.

Periodic Reporting and Financial Information

Our Class A common stock and warrants are registered under the Exchange Act, and as a smaller reporting company, we have specific reporting obligations. We file annual, quarterly, and current reports with the SEC, which include audited financial statements prepared by our independent registered public accountants. These reports and other important information are available on our website at www.aent.com under the Investor Relations section, free of charge, as soon as they are filed with the SEC. Please note that information on our website is not incorporated by reference into this report.

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

Additionally, we currently qualify as a “smaller reporting company” under SEC regulations. This status allows us to benefit from certain reduced disclosure obligations, such as the option to provide only two years of audited financial statements. We will continue to be classified as a smaller reporting company until the last day of the fiscal

Item 1A. Risk Factors.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition, and/or operating results. It is important that investors and stakeholders read this summary together with the more detailed description of each risk contained below:

●	If Alliance fails to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, its business could be harmed.

●	If Alliance does not successfully optimize and operate its fulfillment network, its business could be harmed.

●	Disruptions in Alliance’s supply chain have increased product expenditures and could result in an adverse impact on results of operations.

●	Inflation could cause Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.

●	Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Alliance’s customers could negatively impact Alliance’s sales growth and results of operations.

●	Our expansion places a strain on our management, operational, financial, and other resources.

●	Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks;

●	Our business will suffer if we are not successful in developing and expanding our partner brands across our consumer base.

●	Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors;

●	If we are unable to navigate through global supply chain challenges, our business may be harmed;

●	If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed;

●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or service providers could negatively impact our business;

●	We face significant inventory risk;

●	We rely on third-party suppliers, labels, studios, publishers, suppliers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services;

●	Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business;

●	Covenants and events of default under Alliance’s Credit Facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity;

●	Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions;

●	If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed;

●	Alliance has engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations;

●	Alliance has identified material weaknesses in its internal controls over financial reporting. While we have developed and implemented a remediation plan to address these material weaknesses, the remediation measures have not yet proven effective;

●	Alliance’s management has limited experience in operating a public company;

●	We might not be able to obtain or maintain the listing of our Class A common stock on the Nasdaq Capital Market;

Risks Related to Our Business and Industry

If we fail to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, our business could be harmed.

The music, video, gaming, and entertainment industry continues to experience frequent change driven by technological development, including developments with respect to the formats through which music, films, television programming, games, and other content are delivered to consumers. With rapid technological changes and dramatically expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. For example, consumers are increasingly accessing television, film, and other episodic content on streaming and digital content networks, such as Netflix, Amazon Prime Video, Hulu, Disney+ and Apple TV+. Additionally, consumers access music content through Apple Music, Pandora, Amazon Music, Spotify, and other providers. Video game services can be accessed through Xbox Game Pass, PlayStation Now, GeForce, Steam, Stadia, xCloud, Shadow, Luna, and Switch Online.

Some entertainment offerings have gone direct to streaming channels and have not produced a physical content format. Direct release to streaming channels is likely to continue. Technological as well as other changes caused by the pandemic have caused significant disruption to the retail distribution of music and entertainment offerings and have caused and could in the future cause a negative impact on sales of our products and other forms of monetization of content. We may lose opportunities to capitalize on changing market dynamics, technological innovations, or consumer tastes if we do not adapt our content offerings or distribution capabilities in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content, including from merchandise sales derived from such content, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.

If we do not successfully optimize and operate our fulfillment network, our business could be harmed.

If we do not adequately predict customer demand or otherwise optimize and operate our fulfillment network successfully, it could result in excess or insufficient fulfillment, or result in increased costs, impairment charges, or both, and harm our business in other ways. As we continue to add fulfillment or add new businesses with different requirements, our fulfillment networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively. In addition, a failure to optimize inventory in our fulfillment network could result in lost sales from under inventory positions or extra costs of holding excess inventory or write-downs on inventory. Due to tight labor markets, we may be unable to staff our fulfillment network and customer service centers adequately or must increase wages to attract more employees.

We rely on several shipping companies to deliver inventory to us and complete orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors.

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

The music, video, gaming, and entertainment industry is highly competitive. We compete in the U.S. and internationally with a wide array of large and small distributors, and sellers of vinyl records, CD’s, DVD’s, video games and other entertainment and consumer products. In addition, we compete with companies who are focused on building their brands across multiple product and consumer categories, including through entertainment offerings. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking which will appeal to consumers, and introducing new products that compete with our products for consumer acceptance and purchase.

The market for physical media is becoming increasingly competitive as companies compete for a shrinking customer base. Distributors must differentiate themselves by offering unique products, exclusive content, and superior customer service. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention, and spending. Specialized distributors often have an advantage in this regard, as they can be more agile and responsive compared to larger more diverse distributors. Additionally, partnerships with artists and content creators to secure exclusive releases can provide a unique competitive edge. As the market evolves, distributors that can innovate and meet the demands of niche audiences will likely thrive.

Competition is likely to continue intensifying, including with the development of new business models and the entry of new and well-funded competitors, as our competitors enter into business combinations or alliances, and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, digital content, and electronic devices, are likely to continue to increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

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

Inflation may continue to cause Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.

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

Economic, political and industry trends affect Alliance’s business environments. Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including inflation, interest rates, geopolitical issues, and uncertainty regarding the U.S. elections in the Fall of 2024 have led to economic uncertainty globally. Alliance serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Alliance’s customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate fluctuations, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease such as the COVID 19 pandemic, inflation, deflation, and a variety of other factors beyond Alliance’s control. Any of these factors could cause customers to idle or close stores, delay purchases, reduce wholesale purchasing levels, or experience reductions in the demand for their own retail and wholesale products or services.

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

We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to market our products more effectively, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies, and other advantages. However, we cannot be certain that these synergies, efficiencies, and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will develop popular and profitable products, entertainment, or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

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

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

●	local economic and political conditions;

●	government regulation and compliance requirements (such as regulation of our product and service offerings and of competition), restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

●	restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet- friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;

●	business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;

●	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

●	limited fulfillment and technology infrastructure;

●	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

●	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

●	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

●	lower levels of credit card usage and increased payment risk;

●	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences.

●	different employee/employer relationships and the existence of works councils and labor unions;

●	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;

●	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

●	geopolitical events, including war and terrorism.

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

Our strategy is to focus and expand larger global brands with an emphasis on developing and expanding those of our key partner brands, which we view as having the largest global potential across our customer base. As we concentrate our efforts on more brands, we believe we can gain additional leverage and enhance the consumer experience. This focus means that our success depends disproportionately on our and our new partners’ ability to successfully develop these new brands across our consumer base and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to acquire, build, invest in and develop our competencies in music, movies, gaming, consumer products and entertainment products. Acquiring, developing, investing in, and growing these competencies has required significant effort, time and money, with no assurance of success. The success of our brand blueprint strategy also requires significant alignment and integration among our business segments. If we are unable to successfully develop, maintain and expand key partner brands across our brand blueprint, our business performance will suffer.

Risks Related to Shifts in Consumer Demand

Consumer interests change rapidly, and acceptance of products and entertainment offerings are influenced by outside factors.

The interests of families, individuals, fans, and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention, and spending. This challenge is more difficult with the ever-increasing utilization of technology, social media, and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products that compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles.

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

Beginning in 2021, and continuing through 2022, we faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions. We have in the past experienced increases in material costs and shortages for some of our products or any periodic and unpredictable manufacturing shut-downs, for example due to COVID-19. While we have taken actions to lessen the impact of these supply chain challenges, such as by alternative ports and air freight, such actions resulted in higher costs and there can be no assurance that the actions taken will continue to be effective. We have also increased prices in some cases to help offset increased costs. We can provide no assurance that we will be able to avoid supply chain challenges in the future, or if we face such challenges, that we will be able to increase prices in the future. We also cannot be assured that price increases we have already taken will offset the entirety of additional costs we have incurred and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.

If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed.

In fiscal year 2024, ecommerce sales represented approximately 24% of our top four customers overall sales as consumers increasingly purchased our products online as compared to through in-store shopping due to the continued transition to ecommerce accelerated by the shutdown and limited access to retail stores during the COVID-19 pandemic. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. This supply chain is further strained by customers desiring faster delivery at reduced costs. Additionally, if our technology and systems used to support ecommerce order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.

The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

For the year ended June 30, 2024, our top five customers generated approximately 47% of net sales and our top customer accounted for approximately 18% (Including all channels, market segments and lines of business) of our total net sales and purchased a mix of products comprised of approximately 67% music, 4% games, 24% movies, and 5% Consumer Products. For the year ended June 30, 2023, our top customer accounted for 23% of our total net sales including all channels, market segments and lines of business. Due to our customer concentration, if our top customer was to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.

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

In addition, products, and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses, and our reputation could be harmed if consumers and potential consumers believe that our products do not meet their expectations, are not properly labeled or are damaged.

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

We continually seek to expand our base of product suppliers, especially as we identify new markets. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us. If any of our key suppliers becomes insolvent, ceases, or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations. If we are unable to identify or enter distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

Our principal suppliers currently provide us with certain incentives such as extended payment terms, volume purchasing, trade discounts, cooperative advertising, and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our ability to achieve or maintain profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We primarily rely on the major suppliers for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these suppliers or if one of the two experiences performance problems or other difficulties, it could negatively impact our operating results and our consumer or retail partner experience. Shipping vendors may also impose shipping surcharges from time to time. In addition, our ability to receive inbound inventory efficiently and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our third-party labels, studios, publishers, and suppliers, and the escalating trade dispute between the United States and China has and may in the future lead to increased tariffs, the revocation of current tariff exclusions for certain of our products, which may restrict the flow of the goods from China to the United States. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites, which could have an adverse effect on our business, financial condition, operating results, and prospects.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including checks, ACH, wire transfers, credit card, debit card, PayPal, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third-party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

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

Further, our third-party labels, studios, publishers, suppliers and retail and ecommerce partners may:

●	have economic or business interests or goals that are inconsistent with ours;
●	take actions contrary to our instructions, requests, policies, or objectives;
●	be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, and to comply with applicable regulations, including those regarding the safety and quality of products;
●	have financial difficulties;
●	encounter raw material or labor shortages;
●	encounter increases in raw material or labor costs which may affect our procurement costs;
●	encounter difficulties with proper payment of custom duties or excise taxes;
●	disclose our confidential information or intellectual property to competitors or third parties;
●	engage in activities or employ practices that may harm our reputation; and
●	work with, be acquired by, or come under control of, our competitors.

Risks Related to Our Debt

Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business.

On December 31, 2023, the Company as Parent and Guarantor, certain of its subsidiaries from time to time party thereto, as Borrowers and/or Guarantors, White Oak Commercial Finance, LLC, as administrative agent, and the other lenders from time to time party thereto, entered into a Loan and Security Agreement (the “Credit Agreement”) which provides for a $120 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on December 21, 2026 (the “Revolving Credit Facility Maturity Date”). As of June 30, 2024, the Company had approximately $73 million outstanding under the Revolving Credit facility (see Note 8 to Notes to Consolidated Financial Statements)

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor rate of 2.00%, plus a margin of 4.50% to 4.75%, depending on the level of the Company’s utilization of the facility and consolidated fixed charge coverage ratio. The effective interest rate for the period from execution of the Revolving Credit Facility through June 30, 2024, was 9.5%.

The Credit Agreement is secured by a first priority security interest on the Company’s and the borrowers’ and other guarantors’ cash, accounts receivable, books and records and related assets. In addition, the Revolving Credit Facility contains certain financial covenants, financial reporting requirements and affirmative covenants with which the Company is required to comply.

A breach of the covenants under the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Facility could permit the lenders under the Credit Agreement to terminate all commitments to extend further credit under the Credit Agreement. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lender accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

The Revolving Credit Facility also includes an unused commitment fee of 0.25%. Upon the reduction or termination of the commitments under the Revolving Credit Facility prior to the Revolving Credit Facility Maturity Date, the Company will be required to pay an early termination fee of 2.0% if reduced or terminated prior to December 21, 2024, or 1.0% if reduced or terminated after December 21, 2024 but before August 21, 2025 plus an amount of minimum interest if reduced or terminated on or prior to June 21, 2025.

Availability under the Revolving Credit Facility is limited by formula based on eligible accounts receivable and eligible inventory, subject to adjustment at the discretion of the lenders.

Alliance’s outstanding indebtedness, including any additional indebtedness beyond our borrowings under the Credit Agreement, combined with its other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Revolving Credit Facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business.

A breach of the covenants under the Revolving Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Revolving Credit Facility could permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under the Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lender accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

Covenants and events of default under Alliance’s Credit Facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

A breach of the covenants under the Revolving Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Revolving Credit Facility could permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under the Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lender accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs on our Credit Agreement with White Oak Commercial Financing, LLC. and have material adverse effects on our business, financial condition, and results of operations.

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

If we were unable to obtain or service our other external financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, to meet our working capital needs, we rely on a revolving credit agreement that provides for a $120,000,000 committed revolving asset-based loan Revolving Credit Facility. The Revolving Credit Facility contains certain restrictive covenants setting forth leverage and coverage requirements and certain other limitations typical of an investment-grade facility. These restrictive covenants may limit our future actions as well as our financial, operating, and strategic flexibility.

Not only may our financial performance impact our ability to access external financing sources, but significant disruptions to credit markets in general may also harm our ability to obtain financing. In times of severe economic downturn and/or distress in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us. In such a situation, it may be that we would be unable to access funding under our existing credit facilities, and it might not be possible to find alternative sources of funding.

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

Our officers and employees are at the heart of all our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring, and retaining our management team and our many other skilled officers and employees around the world. The increasing prevalence of remote work creates further challenges in retaining employees as some employees desire more flexibility in their employment and the ability to work remotely opens more employment opportunities. The impact of failing to retain key employees can be high due to loss of key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower profitability. We cannot guarantee that we will recruit, hire, or retain the key personnel we need to succeed.

Our future success also depends on the continued leadership of key executives, including Mr. Bruce Ogilvie, our Executive Chairman, and Mr. Jeff Walker, our Chief Executive Officer/Chief Financial Officer. The loss of any key members of our management team, including Mr. Ogilvie and Mr. Walker, or the failure to attract and retain talented individuals with the necessary skill sets for our diverse and evolving business could materially and adversely affect our operations and financial results. We cannot guarantee that we will successfully recruit, hire, or retain the personnel essential to our success.

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

Alliance has entered transactions with related parties, including our two principal stockholders. We have entered into transactions with companies owned by Bruce Ogilvie and Jeffrey Walker, including GameFly Holdings, LLC. For the year ended June 30, 2024, and 2023, Alliance made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $8.4 million and $16.8 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts payable to GameFly are at fair market value. Although the agreement between Alliance and GameFly can be terminated by either party at any time, given Mr. Ogilvie’s and Mr. Walker’s positions with Alliance as Executive Chairman and Chief Executive Officer/Chief Financial Officer, respectively. We may in the future enter into additional transactions with entities in which majority shareholders, executive officers and members of our board of directors and other related parties hold ownership interests. See “Certain Relationships and Related Party Transactions.”

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

Pursuant to our related party transactions policy, all additional material related party transactions that we enter require either (i) the unanimous consent of our audit committee or (ii) the approval of a majority of the members of our board of directors. See “Certain Relationships and Related Party Transactions — Policies and Procedures for Related Party Transactions.” Nevertheless, we may have achieved more favorable terms if such transactions had not been entered into with related parties and these transactions, individually or in the aggregate, may have an adverse effect on our business and results of operations or may result in government enforcement actions or other litigation.

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

Our intellectual property, including our trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent, and other proprietary rights laws to protect our rights to valuable intellectual property in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights, as well as the risk of unauthorized third parties copying and distributing our entertainment content or leaking portions of planned entertainment content. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products, productions, or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.

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

Risks Related to Matters Outside our Control That May Impact Our Business

The global coronavirus outbreak or other similar outbreaks of communicable infections, diseases, or public health pandemics in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers, and manufacturers operate, could substantially harm our business.

The global outbreak of the coronavirus which had adversely impacted global populations, and any other variants or outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:

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

We have reopened our offices, providing employees with flexibility in their return to the office by working partially in the office and partially remote. We have taken measures to safely bring additional workers back to the office, including a return to fully remote work when variants emerge which increase infection rates significantly in areas where we do business. The transition back from fully remote work to partial remote and partial in person may be difficult for some employees. We are actively soliciting feedback and making modifications to provide our employees with a productive and safe environment, and plan to continue to monitor employee efficiency, satisfaction, and morale as we continue to transition. There can be no assurance that employees will not have some disruption in their work due to the transition. Changes in flexible working arrangements could impact employee retention, employees’ productivity, and morale, strain our technology resources, and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.

Adverse economic conditions in the markets in which we and our employees, consumers, customers, suppliers, and manufacturers operate could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.

Various economic conditions in the markets we, our employees, consumers, customers, suppliers, and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of adverse economic conditions can result in manufacturing and other work stoppages, slowdowns, and delays; shortages or delays in production or shipment of products or raw materials; delays or reduced purchases from customers and consumers; and other factors that cause increases in costs or delay in revenues. Inflation, such as what consumers in the U.S. and other economies are experiencing, can cause significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary products and entertainment we offer. Weakened economic conditions, higher interest rates, lowered employment levels or recessions may also significantly reduce consumer purchases of our products and spending on entertainment. Economic conditions may also be negatively impacted by terrorist attacks, wars, and other conflicts, such as the war in Ukraine, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could significantly harm our revenues and profitability.

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

Our global operations mean we transact business in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Depreciation in key currencies may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

Our quarterly and annual operating results may fluctuate due to seasonality in our business and union strikes impacting the availability of content.

Sales of our music, video movies, video games and other entertainment products are seasonal, with an increase of retail sales occurring during the period from October through December for the holiday season. This seasonality for our consumer products business has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Further, ecommerce continues to grow significantly and accounts for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being fulfilled by suppliers, such as us, closer to the time of purchase by consumers. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it.

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

Our entertainment business is also subject to seasonal variations based on the timing of music, television, film, gaming content releases. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market. Additionally, the SAG AFTRA strike has created a lack of content for CDs, DVDs and other entertainment sectors. This could negatively affect our business.

This seasonal pattern of our business requires significant use of working capital, mainly to purchase inventory during the months prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations.

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

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the U.S. corporate tax rate. For example, the Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%. Other countries are also actively considering changes to their tax laws to adopt certain parts of the Inclusive Framework’s proposals. Although we cannot predict whether or in what form these proposals will be enacted into law, these changes, if enacted into law, would not have a material impact on our effective tax rate, income tax expense and cash flows. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained certain tax measures, including, among other items, a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs. Moreover, an increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.

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

We are subject to various government regulations, violations of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or merchandise recalls, which could harm our business.

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

As a larger multinational corporation, we are subject to regulatory investigations, risks related to internal controls, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’ property or rights, or claims by former employees for employment related matters. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition, and results of operations.

In particular, on March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and the Sponsor, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 8, 2024, the Company entered into a settlement agreement regarding pending litigation. A settlement hearing is scheduled for November 25, 2024. The Company has accrued $511,000 and $150,000 as of June 30, 2024, and June 30, 2023, respectively, based on the expected loss.

Risks Related to Accounting Matters

Alliance has identified material weaknesses in its internal controls over financial reporting: While we have developed and implemented a remediation plan designed to address these material weaknesses, the remediation measures have not yet proven effective.

Alliance has identified material weaknesses in its internal controls over financial reporting. We have actively developed and implemented a remediation plan designed to address these material weaknesses. However, certain remediation measures are still ongoing or were not in place long enough to be deemed effective as of the reporting period and we cannot guarantee these steps will be sufficient to address the material weaknesses. If this remediation proves ineffective, if we fail to develop and maintain proper and effective internal controls over financial reporting, or if additional material weaknesses in our disclosure controls and internal control over financial reporting are discovered or occur in the future, Alliance’s ability to produce timely and accurate financial statements, comply with applicable laws and regulations, or access the capital markets could be impaired and we could be required to restate our financial results.

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

Alliance is ultimately responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management noted several material weaknesses in our internal control over financial reporting as of June 30, 2023. Refer to “Item 9A. Control and Procedures” for a detailed discussion regarding the material weaknesses identified, as well as management’s remediation actions and plans.

If we identify any new material weaknesses in the future, or if our remediation measures are not effective, any such newly identified or existing material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports, in addition to applicable stock exchange listing requirements. Investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Prior to the Business Combination, Adara had accounted for its outstanding Warrants as a warrant liability and following the Business Combination, Alliance is now required to determine the value warrant liability for the Private Warrants quarterly, which could have a material impact on Alliance’s financial position and operating results.

Included on Alliance’s balance sheet as of June 30, 2024, and 2023, contained elsewhere in this Form 10-K, are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Investors may find the Class A common stock less attractive due to Alliance’s reliance on these exemptions, which could result in a less active trading market for the stock and potentially greater price volatility.

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

Alliance has the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading- day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Alliance gives proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable, Alliance may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to affect such registration or qualification. Alliance will use its best efforts to register or qualify such shares of Class A common stock under the blue-sky laws of the state of residence in those states in which the Warrants were offered in the IPO, if necessary. Redemption of the outstanding warrants could force holders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so, (ii) to sell Warrants at the then-current market price when the holder might otherwise wish to hold Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Private Warrants are redeemable by Alliance so long as they are held by the Sponsor or its permitted transferees.

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

The receipt of cash proceeds from our Warrants’ exercise depends on the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $2.11 closing sale price of the Class A common stock on September 18, 2024. If the price of our Class A Common Stock remains below the respective Warrant exercise prices per share, warrant holders will unlikely cash exercise their Warrants, resulting in little or no cash proceeds to us.

In addition, we may lower the exercise price of the Warrants in accordance with the Warrant Agreement to induce the holders to exercise such warrants. We may affect such a reduction in exercise price without the consent of such warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. Further, the holders of the Private Warrants and the Underwriter Warrants may exercise such Warrants on a cashless basis at any time. The holders of the Public Warrants may exercise such Warrants on a cashless basis at any time a registration statement is not effective. A prospectus is not currently available for issuing Class A common stock shares upon such exercise. Accordingly, we would not receive any proceeds from a cashless exercise of Warrants.

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

Our Class A common stock was quoted on the OTC Pink Open Market until June 30, 2023, when we began trading on the Nasdaq Capital Market. Our Class A common stock shares are thinly traded, and we cannot predict when or if an active trading market will develop or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at a time or at price that is attractive to you, or at all.

The trading market for our Class A common stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

●	Actual or anticipated variations in our results of operations.

●	Our ability or inability to generate revenues or profit.

●	The relatively small number of shares in our public float, which could exacerbate stock price volatility.

●	Increased competition.

Furthermore, our stock price may be impacted by unrelated or disproportionate factors to our operating performance. These market fluctuations, along with general economic, political, and market conditions—such as recessions, interest rates, or international currency fluctuations—may adversely affect the market price of our Class A common stock. Due to our status as a smaller reporting company, the limited number of shares in our public float could contribute to extreme fluctuations in our Class A common stock price, increasing the risk of price volatility.

We might not be able to maintain the listing of our Class A common stock on the Nasdaq Capital Market.

Our Class A common stock and warrants are listed on the Nasdaq Capital Market. However, there can be no assurance that we will be able to maintain the listing standards of that exchange, which include requirements that we maintain our stockholders’ equity, total value of shares held by unaffiliated stockholders, and market capitalization above certain specified levels. If we fail to maintain the Nasdaq listing requirements on an ongoing basis, our Class A common stock might cease to trade on the Nasdaq Capital Market, and may move to the OTCQX, OTCQB or OTC Pink Open Market operated by OTC Markets Group, Inc. These quotation services are generally considered to be less efficient, and to provide less liquidity, than the Nasdaq Capital Market.

If securities or industry analysts do not publish or cease publishing research or reports about Alliance, its business, or its market, or if they change their recommendations regarding Alliance’s securities adversely, the price and trading volume of Alliance’s securities could decline.

The trading market for Alliance’s securities is influenced by the research and reports that industry or securities analysts may publish about Alliance, its business, market, or competitors. Securities and industry analysts do not currently, and may never, publish research on Alliance. If no securities or industry analysts commence coverage of Alliance, Alliance’s share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Alliance change their recommendation regarding Alliance’s shares of common stock adversely, or provide more favorable relative recommendations about its competitors, the price of Alliance’s shares of common stock would likely decline. If any analyst who may cover Alliance were to cease coverage of Alliance or fail to regularly publish reports on it, Alliance could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

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

Moreover, because Alliance is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law (the DGCL), which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with Alliance for a period of three years after the date of the transaction in which the person acquired 15% or more of Alliance’s outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay, or prevent a third party from acquiring or merging with Alliance, whether or not it is desired by, or beneficial to, its stockholders. This could also have the effect of discouraging others from making tender offers for Alliance’s common stock, including transactions that may be in its stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders. For more information, see the section titled “Description of Securities — Certain Anti-Takeover Provisions of Delaware Law and the Existing Certificate of Incorporation and Bylaws.”

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

The Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in the name of Alliance, actions against our directors, officers, other employees or stockholders for breach of a fiduciary duty owed by any officer, director or other employee of Alliance or Alliance’s shareholders, any action asserting a claim against Alliance, its directors, officers or other employees arising pursuant to any provision of the DGCL or the Certificate of Incorporation or By-laws and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm Alliance’s business, operating results and financial condition.

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

Pursuant to the Certificate of Incorporation, Alliance’s authorized capital stock consists of 490,000,000 shares of Class A common stock, 60,000,000 shares of Alliance Class E common stock and 1,000,000 shares of preferred stock. As of the date of this 10-K, we have 50,957,370 shares of Class A common Stock outstanding and no shares of preferred stock outstanding. We may issue a substantial number of additional shares of common stock or shares of preferred stock under the 2023 Plan. Pursuant to Alliance’s 2023 Omnibus Equity Incentive Plan, Alliance may issue an aggregate of up to 600,000 shares of Class A common stock, which amount may be subject to increase from time to time. For additional information about this plan, please read the discussion under the heading “Alliance’s Executive Compensation — Employee Benefit Plans.” Additionally, as of the date of this 10-K, Alliance has Warrants outstanding to purchase an aggregate of 9,920,090 shares of common stock. Alliance may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

In the ordinary course of business, we receive, process, use, and store digitally large amounts of data, including customer data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to us and our business operations. To this end, we have implemented a program designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.

The program is managed by our executive management team, and includes mechanisms, controls, technologies, systems, policies, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. We consult with and rely upon outside advisors and experts to assist us with assessing, identifying, and managing cybersecurity risks.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Board of Directors receives periodic updates on cybersecurity and information technology matters and related risk exposures from management.

Item 2. Properties.

Our principal executive offices are located at 8201 Peters Road, Suite 1000, Plantation, FL 33324, and our telephone number is (954) 255-4000. We have no long-term lease commitment. We lease several distribution center facilities:

●	Shepherdsville, Kentucky — A 672,087 square foot facility (including 30,000 square feet of cold storage) leased for $4.48 per square foot through November 30, 2024. We have revised the lease and extended the term through January 31, 2031, at a rate of $5.86 per square foot with 3.25% annual increases to base rent. In addition, we retain the right to extend for an additional term of five years at fair market rent.

●	Shakopee, Minnesota — A 162,753 square foot facility leased for $4.43 per square foot with 2% annual escalations through May 31, 2024, at which time the lease was allowed to expire, and operations were consolidated in our Shepherdsville, KY location.

●	Shakopee, Minnesota — A 29,688 square foot facility leased for $5.53 per square foot through September 30, 2025.

We also maintain marketing and sales offices in six cities throughout the United States and believe our facilities are adequate and suitable for our current business needs and expect to continue to reduce reliance on fixed office space in the future.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 8, 2024, the Company entered into a settlement agreement regarding pending litigation. A settlement hearing is scheduled for November 25, 2024. The Company has accrued $511,000 and $150,000 as of June 30, 2024, and June 30, 2023, respectively, based on the expected loss.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged] distribution of a specific video game, Cooking Mama: Cookstar. Plaintiff is seeking damages of no less $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. At this time, we are unable to estimate potential losses, if any, related to this lawsuit.

On August 8, 2024, a class action complaint, Feller v. Alliance Entertainment, LLC and DirectToU, LLC, was filed under the Video Privacy Protection Act (“VPPA”). The complaint alleges that the Company violated the VPPA by disclosing users’ personally identifiable information, as well as information regarding videos they viewed on the Company’s website, to Facebook through the use of Facebook Pixel. The Company is evaluating the claims and intends to defend against the allegations vigorously. At this time, the potential outcome or range of financial impact cannot be reasonably estimated.

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

Holders

Although there are a larger number of beneficial owners, at June 30, 2024, there were [47] holders of record of our Class A common stock and [39] holders of record of our warrants.

Dividends

We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations, expansion, and debt repayment, and we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that we may deem relevant. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered by us or our subsidiaries from time to time.

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

Alliance is a leading global wholesaler and a key player in the entertainment industry, boasts a diverse portfolio of owned brands, including Critics’ Choice, Collectors’ Choice, Movies Unlimited, DeepDiscount, popmarket, blowitoutahere, Fulfillment Express, importCDs GamerCandy, WowHD, and others. As a leading global wholesaler, direct-to-consumer (“DTC”) distributor, and e- commerce provider, Alliance operates as the vital link between renowned international manufacturers of entertainment content, such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others.

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

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 325,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys, and collectables, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

Merger and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On July 1, 2022, Alliance purchased the assets and liabilities of Think3Fold, LLC, a collectables distribution company. This acquisition resulted in increased shelf space for our largest customer and expanded our product offerings.

On February 10, 2023, AENT Corporation (f/k/a Alliance Entertainment Holding Corporation) (“Legacy Alliance”), Adara Acquisition Corp. (“Adara”) and Adara Merger Sub, Inc. (“Merger Sub”) consummated the closing of the transactions contemplated by the Business Combination Agreement, dated as of June 22, 2022, by and among Adara, Merger Sub and Legacy Alliance. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Alliance and Adara was affected by the merger of Merger Sub with and into Alliance (the “Merger” or the “Business Combination”), with Alliance surviving the Merger as a wholly-owned subsidiary of Adara. Following the Merger’s consummation on the closing of the Business Combination, Adara changed its name from Adara Acquisition Corp. to Alliance Entertainment Holding Corporation (the “Company”).

While the legal acquirer in the Business Combination Agreement was Adara, for financial accounting and reporting purposes under U.S. GAAP, Legacy Alliance was the accounting acquirer, and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the exchange of stock by Adara for Legacy Alliance’s stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Alliance in many respects. Accordingly, the consolidated assets, liabilities, and results of Legacy Alliance operations became the company’s historical consolidated financial statements. Adara’s assets, liabilities, and operations results were consolidated with Legacy Alliance beginning on the acquisition date. Operations prior to the Merger are presented as those of Legacy Alliance in future reports. The net assets of Adara were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

Upon consummation of the Merger, the most significant change in Legacy Alliance’s future reported financial position and results of operations was a decrease in net Equity of $787,000 compared to its consolidated balance sheet.

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

Macroeconomic Uncertainties

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including inflation, interest rates, geopolitical issues, and uncertainty regarding the U.S. elections in the Fall of 2024 have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors”.

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

Margins: To analyze profitability, the Company reviews gross and net margins in dollars and as a percentage of revenue by line of business and product line.

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

Alliance Entertainment Holding Corporation

Results of Operations Year Ended June 30, 2024, Compared to Year Ended June 30, 2023

	Year Ended	Year Ended
($ in thousands)	June 30, 2024	June 30, 2023
Net Revenues	$1,100,483	$1,158,722
Cost of Revenues (excluding depreciation and amortization)	971,594	1,054,788
Operating Expenses
Distribution and Fulfillment Expense	48,818	62,841
Selling, General and Administrative Expense	57,651	59,060
Depreciation and Amortization	5,880	6,629
Transaction Costs	2,086	5,014
IC DISC Commissions	-	2,833
Restructuring Costs	280	306
Loss (Gain) on Disposal of Fixed Assets	33	(3)
Total Operating Expenses	114,748	136,680
Operating Income (Loss)	14,141	(32,746)
Other Expenses
Change in Fair Value of Warrants	41	1
Interest Expense, Net	12,247	11,715
Total Other Expenses	12,288	11,716
Income (Loss) Before Income Tax Expense (Benefit)	1,853	(44,462)
Income Tax (Benefit)	(2,728)	(9,058)
Net Income (Loss)	4,581	(35,404)
Other Comprehensive loss	(2)	-
Total Comprehensive Income (Loss)	4,579	(35,404)

Net Revenue: Year-over-year, total Net Revenues decreased from $1,159 million to $1,100 million (-$59 million, -5%) for the year ended June 30, 2024. Along with other retailers and distributors in the United States, we are not immune to the macroeconomic headwinds caused by high interest rates and consumer spending discretion prompted by reduced buying power and geopolitical risks. Alliance Entertainment stands out as a value-added retail distributor with exclusive distribution rights for approximately 150 studios and labels in the film and music industry. This extensive portfolio of unique content, combined with our deep inventory portfolio, enables us to cater to bulk B2B and direct-to-consumer (DTC) businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled approximately 36% of gross revenue for the 12 months ended June 30, 2024, versus 31% for the 12 months ended June 30, 2023.

Physical music and movie products continue to show resilience. Year over year, Vinyl record sales increased from $324 million to $329 million ($5 million, 2%) for the 12 months ended June 30, 2024. The average selling price of Vinyl was up 6% and partially offset by decreased volume resulting in net revenue improvement versus the prior year. We expect music enthusiasts and collectors to extend this upward trend because of their passion for music, their appreciation for the artwork, and a desire to enhance their physical collection. Likewise, music Compact Discs (CDs) sales increased from $128 million to $130 million ($2 million, 2%). The average selling price of CDs increased by 12%, however, the decline in volume, partially due to the delay of some new K-Pop releases, offset some of the gains. Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $190 million to $204 million ($14 million, 8%) versus the same period last year. The average selling price of physical film products increased 19% year over year and was partially offset by a decline in volume. Digital sales of our exclusive content increased approximately 135% over the same period prior year. The consistent flow of new theatrical releases, combined with 4K and collectable SteelBook content, continues to drive home video sales. We expect the trend of higher price points to continue as brick & mortar retailers cater to the consumer preference for omnichannel shopping experiences and curated content versus inexpensive, mass market product offerings. Alliance Entertainment’s ability to offer retailers in-store and on-line channels a deep, extensive library of both music and movies helps provide them the products for a cohesive shopping experience based on personal preference and engagement with their respective brands.

Year-over-year, gaming sales decreased from $391 million to $338 million (-$53 million, -14%) for the 12 months ended June 30, 2024. The average selling price of gaming products more than doubled for the period versus prior year but was offset by a decrease in unit volume. The revenue derived from a higher price point was the direct result of our success selling more hardware and retro arcades than prior periods. Gaming suppliers continue to transition to subscription-based models, and we expect to benefit from new hardware releases during the next year. We continue to proactively monitor gaming industry trends to ensure we have the right product mix to meet market demand and maximize profitability.

For the 12 months ended June 30, 2024, Consumer Products revenue decreased from $80 million to $43 million (-$37 million, -46%) versus the same period prior year. The average selling price increased by approximately 28% this year and while volume declined, margins improved significantly as we rationalized our inventory. The toys & collectables industry appears to have stabilized in the post- pandemic era and major trade shows have resumed their promotion of these unique products. The collectables market is an integral part of the entertainment market segment due to its mix of nostalgic, investment, and intrinsic value. As such, we believe there is continued profitable growth in this category.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $1,055 million to $972 million ($83 million or 8%) year over year primarily due to the direct relation of product costs to sales volume. Gross Margin dollars increased $25 million year over year on lower sales and higher gross margins. Product margins increased from 9.0% to 11.7% (+2.7percentage points) for the 12 months ended June 30, 2024 versus June 30, 2023. The gross margin improvement was primarily driven by reduced costs compared to the previous year, as a result of inventory adjustments to manage the high landed costs caused by supply chain disruptions during the pandemic. In addition, business conditions allowed us to reduce our company sponsored marketing development funds (MDF) for arcades relative to prior year. Since gaming products are largely non-returnable, the supply chain does not have an established practice and cadence for mark downs like the movie and music industries. As such, gaming products typically require the distributor to bear the risk of slow-moving inventory. The change in MDF in future periods is dependent on consumer demand for gaming products and the volume and success of new movie and music releases.

Operating Expenses: Total Operating Expenses declined 16% and decreased as a percentage of revenue from 11.8% to 10.4% (1.4 percentage points) year over year. Distribution and Fulfillment expenses declined in terms of absolute dollars and the percentage of revenue and Selling General and Administrative (SG&A) expenses declined in terms of absolute dollars as well.

Total Distribution and Fulfillment Expense, as a percentage of net revenue, decreased from 5.4% to 4.4% (1.0 percentage point) for the year ended June 30, 2024, versus the same period prior year. We successfully reduced fulfillment and payroll expenses as we executed our plan to rationalize fulfillment center capacity without degradation of services. By May, we completely transitioned out of our primary Shakopee, MN warehouse and consolidated most of the product storage capacity and fulfillment operations in Shepherdsville, KY. Total Fulfillment payroll was reduced $9 million or 22% for the year ended June 30, 2024 enabling us to absorb a 2.5% increase in average labor costs while simultaneously improving warehouse efficiency by leveraging our investments in warehouse automation. In addition, we continue to monitor and optimize the use of temporary labor and overtime. Non-payroll-related fulfillment expenses were down significantly year over year and costs related to storage and freight decreased as we sold through surplus pandemic- related inventory. We expect the elimination of a warehouse, combined with continuous improvements efforts, to experience additional declines in fulfillment expenses in fiscal year 2025.

Contributing to the decline of operating expenses was reduced Selling, Administrative, and General of $1.4 million or 2.3% for the year ended June 30, 2024, versus the same period prior year. SG&A expenses declined from $59.1 million to $57.7 million year-over- year. In addition to the reduction of overhead costs, Transaction Costs declined from $5.0 million to $2.1 million and $2.8 million of IC DISC Commissions were eliminated. SG&A costs, including business process, are being examined and analyzed to identify and capture additional cost-saving opportunities.

Interest Expense: Interest Expense increased marginally from $11.7 million to $12.2 million ($0.5 million or 4.3%) for the year ended June 30, 2024, versus the prior year. Despite a significantly higher average effective interest rate this fiscal year that increased year over year from 6.0% to 9.5% (+3.5 percentage points), we successfully reduced the revolver balance $53 million or 34% from an average of $156 million for the 12 months ended June 30, 2023 to an average of $103 million for the 12 months ended June 30, 2024.

Income Tax: For the year ended June 30, 2024, an income tax benefit of $2.7 million was recorded compared to tax benefit of $9.1 million for the same period in the prior year. Alliance reported a pretax income of $1.9 million and pretax net loss of $(44.5) million for the years ended June 30, 2024, and 2023, respectively. The annual effective tax rate (“ETR”) for the year ended June 30, 2024, was 147% due to an immaterial true up adjustment to deferred income taxes related to the net tax effects of temporary differences between the amount of assets and liabilities for accounting purposes and the amounts used for tax purposes.

Provision for income taxes, effective tax rate and statutory federal income tax rate for the years ended June 30, 2024, and 2023 were as follows:

	Year Ended	Year Ended
($ in thousands)	June 30, 2024	June 30, 2023
Income tax benefit	$(2,728)	$(9,058)
Effective tax rate	147%	21%
Statutory federal income tax rate	21%	21%

Non-GAAP Financial Measures: For the year ended June 30, 2024, we had non-GAAP Adjusted EBITDA of $24.3 million compared with Adjusted EBITDA of $(17.6) million prior year or an improvement of $41.9 million year-over-year. Adjusted EBITDA for the year ended June 30, 2023, includes excessive transportation costs of $15.3 million, arcade markdowns of $12.2 million, incremental arcade storage fees of $4.6 million and additional reserves for consumer products inventory of $3.7 million. We define Adjusted EBITDA as net income or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other infrequent, non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Year Ended	Year Ended
($ in thousands)	June 30, 2024	June 30, 2023
Net Income (Loss)	$4,581	$(35,404)
Add back:
Interest Expense	12,247	11,715
Income Tax (Benefit) Expense	(2,728)	(9,058)
Depreciation and Amortization	5,880	6,629
EBITDA	19,980	(26,118)
Adjustments
IC-DISC	-	2,833
Transaction Costs	2,086	5,014
Restructuring Costs	280	306
Stock-based Compensation Expense	1,386	216
Change in Fair Value of Warrants	41	1
Contingent Loss	461	150
Loss (Gain) on Disposal of PPE	33	(3)
Adjusted EBITDA	$24,267	$(17,601)

Adjusted EBITDA for the year ended June 30, 2023, included the following expenses:

Excessive International Transportation Costs (Units Sold)		8,241
Excessive International Transportation Costs (On Hand)		7,100
Markdown for Arcades Sold		12,156
Incremental Storage Fees Arcades		4,643
Consumer Products Inventory Reserve		3,700
Total		35,840

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On December 21, 2023, Alliance Entertainment Holding Corporation entered into a Revolving Credit Facility, which is a three-year $120 million senior secured asset-based credit facility with White Oak Commercial Finance, LLC. The Revolving Credit Facility replaced the Company’s revolver with Bank of America (the “Prior Credit Facility”). The Prior Credit Facility was scheduled to expire on December 31, 2023.

The Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the year ended June 30, 2024, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are existing cash and cash equivalents, cash provided by operating activities, and borrowings under our credit facility. As of June 30, 2024, in addition to the $1.1 million of cash, we carried a $73 million revolver balance on our $120 million credit facility under the Loan and Security Agreement with White Oak Commercial Finance, LLC. Since June 30, 2023, our available collateral decreased from $135 million to $117 million ($18 million, 13%); however, our availability increased from $2 million to $44 million, an increase of $42 million, as we converted accounts receivable and inventory to cash which was used to reduce the revolver from $133 million to $73 million ($60 million or 45%) year over year. Combined with a lower loan ceiling of $120 million versus $175 million, we have reduced debt service costs.

($in millions)	June 30, 2024	June 30, 2023
Revolver Balance	$73	$133
Availability	44	2

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

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the year ended June 30, 2024 and 2023.

	Year Ended
($ in thousands)	June 30, 2024	June 30, 2023
Net Income (Loss)	$4,581	$(35,404)
Net Cash (Used In) Provided By:
Operating Activities	55,818	3,388
Investing Activities	(162)	(824)
Financing Activities	(55,390)	(3,157)

For the year ended June 30, 2024, on a net income of $4.6 million, the Company’s cash provided by operating activities was $55.8 million versus $3.4 million for the year ended June 30, 2023. The primary drivers, year over year, was a $40 million increase to Net Income combined with a $49.3 million reduction of Inventory versus a $99.7 million reduction of prior year. As a result of the supply chain disruptions that occurred during the pandemic, surplus inventory accumulated and the level to support sales during fiscal year 2024 and 2023 was greatly reduced. In addition, for the 12 months ended June 30, 2024, working capital improved as Accounts Payable decreased $18.4 million and was partially offset by trade receivables that declined by $11.9 million; whereas in the prior year, Accounts Payable increased $69.0 million and trade receivables increased by $4.6 million.

Cash Flows from investing activities for the 12 months ended June 30, 2024 were marginal at $0.2 million. By comparison, for the 12 months ended June 30, 2023, cashflow from investing activities was $0.8 million due to the combined net working capital structure of the acquisition transaction attributed to Cash Paid for Business Acquisition of Think3Fold that was acquired for no consideration.

Net cash from financing activities was $55.4 million for the year ended June 30, 2024 versus cash used in financing activities of $3.2 million for the same period prior year. The cash from financing activities for the 12 months ended June 30, 2024 was used for debt service to reduce the principal on our revolver from $133 million to $73 million year over year.

Critical Accounting Policies and Estimates

The consolidated financial statements and disclosures have been prepared in accordance with generally accepted accounting principles (GAAP), which require that management apply accounting policies, estimates, and assumptions that impact the results of operations and the reported amounts of assets and liabilities in the financial statements. Management uses estimates and judgments based on historical experience and other variables believed to be reasonable at the time. Actual results may differ from these estimates under a separate set of assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies and estimates, the following involve a higher degree of judgment or complexity:

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

For the year ended June 30, 2024, the Company continued to perform a net realizable value analysis to determine if a reserve or write-down was necessary for excess or obsolete inventory. The key assumptions in this analysis included estimated monthly sales and the average sales price of inventory items. The analysis considered factors such as fluctuations in market prices, recent purchase invoices, and advertised prices, adjusted for potential discounts and costs to complete, and sell.

During the year ended June 30, 2023, the Company recognized write-downs of $7.1 million for gaming arcades and $3.7 million for consumer products to their estimated net realizable value. These write-downs were recorded in cost of revenue. The Company continues to monitor macroeconomic factors such as interest rates, inflation, and supply chain disruptions, which could materially impact future net realizable value assessments.

The Company tests its goodwill for impairment when events or circumstances indicate that the fair value of the entity may be less than its carrying amount. For the year ended June 30, 2024, the Company performed a quantitative assessment of goodwill at the entity level, which is considered a single reporting unit. Based on this analysis, the Company determined that the fair value of the reporting unit exceeded its carrying value, and no impairment was recognized.

Intangible assets are carried at cost, less accumulated amortization, and are amortized over their estimated useful lives, which range from 5 to 15 years. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was no impairment of goodwill or other intangible assets for the year ended June 30, 2024.

Given the inherent uncertainties in the macroeconomic environment, including interest rates and economic conditions, actual results could differ from management’s estimates, which could lead to future impairment charges.

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

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Lattice model approach. Significant inputs into the respective models at June 30, 2024 and June 30, 2023 are as follows:

	June 30, 2024	February 10, 2023
Stock Price	$3.00	$2.55
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.41%	4.16%
Expected term (years)	3.6	4.6
Expected volatility	36.0%	34.6%
Expected dividend yield	—	—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relate to the fact that the Company did not have the necessary business processes and related internal controls fully implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. The Company has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which has been implemented withing the reporting period but has yet to be effective for most of the year. The material weaknesses will be considered remediated when such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of June 30, 2024, the following material weaknesses existed:

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

Remediation Plan for Material Weaknesses

As of June 30, 2024, the Company has implemented controls that we are confident will remediate the identified material weaknesses. While certain controls were fully operational only for a portion of the fiscal year, some control implementations are still ongoing, with significant remediation efforts being finalized by year-end. These efforts focused on enhancing financial oversight, improving the accuracy and compliance of financial operations, and strengthening our internal controls over financial reporting (ICFR). The Company continues to monitor the effectiveness of these controls to ensure sustained compliance.

Key remediation actions included:

●	Entity-Level Controls: We enhanced support, oversight, and accountability for key financial reporting positions. Management continues to assess and address resource needs, including the potential addition of accounting and compliance personnel and engagement of third-party advisors, as necessary.

●	Information Technology General Controls: We implemented user access assessments and periodic reviews for key IT systems to ensure appropriate logical security. IT processes are now centrally managed, and we are evaluating the transition of certain hosting and administrative responsibilities to third-party providers.

●	Financial Close Process and ICFR: We enhanced controls over revenue, inventory, accounts payable, payroll, income taxes, journal entries, and other business processes. This included developing monitoring controls to timely assess and adjust our ICFR as needed. Additionally, we engaged a third-party service provider to assist in designing and implementing significant process transaction flows and key controls across various business processes.

Despite these material weaknesses, we believe that the financial information presented in this report is materially correct and in accordance with U.S. GAAP. We are committed to ongoing monitoring and will continue reporting progress to the audit committee. However, the full remediation of these material weaknesses requires that the newly implemented controls operate effectively over time, and we cannot guarantee that additional weaknesses will not be identified in the future.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act, and due to our non-accelerated filer status.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bruce Ogilvie	66	Executive Chairman of the Board and AEC Director
Jeffrey Walker	56	Chief Executive Officer/Chief Financial Officer and AEC Director
Warwick Goldby	48	Chief Operating Officer
Amanda Gnecco	45	Chief Accounting Officer
Robert Black	64	Chief Compliance Officer
Thomas Finke	59	Independent Director
W. Tom Donaldson III	47	Independent Director
Terilea J. Wielenga	65	Independent Director
Chris Nagelson	56	Independent Director

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

Jeffrey Walker. Jeffrey Walker has been Alliance’s Chief Executive Officer since February 2023 and was Legacy Alliance’s Chief Executive Officer since 2013. Mr. Walker has also been a director of Alliance since February 2023 and a director of Legacy Alliance since 2013. In 1990, Jeff co-founded the CD Listening Bar, Inc., a retail music store. A few years later, Jeff started wholesaling CDs from the back of the store, beginning the journey to create Super D, a music wholesaler founded in 1995. In 2001, Jeff and co-founder David Hurwitz sold a third of Super D to Bruce Ogilvie. Over the next decade, Bruce and Jeff continued to grow Super D’s presence in the music wholesaling space, with the acquisition of Alliance in 2013. In 2015, Jeff was awarded E&Y’s Distribution Entrepreneur of the Year award in Orange County. Mr. Walker received a bachelor’s degree in economics from the University of California – Irvine.

Warwick Goldby. Warwick Goldby joined Alliance in November 2016 and previously served as Senior Vice President of Distribution Operations until his promotion to Chief Operations Officer in May 2024. Prior to serving as Senior Vice President of Distribution Operations, Mr. Goldby has held several positions with increasing responsibilities in the operations department at Alliance. Mr. Goldby graduated from the University of Natal, South Africa, with a bachelor’s degree in Commerce.

Amanda Gnecco. Amanda Gnecco joined Alliance in August 2018 and previously served as Senior Vice President, Accounting and Finance until her promotion to Chief Accounting Officer in May 2024. As Senior Vice President, Accounting and Finance, Ms. Gnecco, together with Mr. Black, has been responsible for overseeing Alliance’s financial operations and financial and SEC reporting. Ms. Gnecco received a Master of Science in Accounting from the Keller Graduate School of Management and a B.S. in Accounting from Midwestern State University.

Robert Black. Robert Black joined Alliance in September 2019 and previously served as Senior Vice President, Accounting and Finance until his promotion to Chief Compliance Officer. In May 2024 As Senior Vice President, Accounting and Finance, Mr. Black, together with Ms. Gnecco, has been responsible for overseeing Alliance’s financial operations and financial and SEC reporting. Prior to joining Alliance, Mr. Black served as Senior Finance Manager at Amazon.com, Inc. from March 2017 through August 2019. Mr. Black earned an M.B.A. from the University of Notre Dame Mendoza College of Business and a B.S. at Ferris State University in Industrial Relations and Machine Tool Technology.

Thomas M. Finke. Thomas Finke has been a director of Alliance since the closing of the Business Combination in February 2023 and was Chairman of Adara from its inception in August 2020, and CEO of Adara since June 2022, in each case, until the consummation of the Business Combination, Mr. Finke has served as a director of Invesco Ltd. (NYSE: IVZ), a global investment management firm, since December 1, 2020. From September 2016 to November 2020, Mr. Finke was the Chairman and Chief Executive Officer of Barings LLC, a global financial services firm and a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual Life”). From December 2008 until September 2016, he was the Chairman and CEO of Babson Capital Management LLC (“Babson Capital”), also a subsidiary of MassMutual Life. In 2016, Mr. Finke led the merger of Babson Capital, Barings Asset Management Limited, and two other MassMutual Life subsidiaries to create Barings LLC. From December 2008 to May 2011, Mr. Finke also served as the Executive Vice President and Chief Investment Officer for the MassMutual Life. He was appointed President of Babson Capital in August 2007. Prior to joining Babson Capital, Mr. Finke was a Managing Director and Co-Founder of First Union Institutional Management LLC (“IDM”), an asset manager and subsidiary of First Union Corporation, from September 1998 until June 2002. He was appointed President of IDM in March of 2001. Mr. Finke served on the boards of Barings Business Development Corp. (NYSE: BBDC), a business development company that primarily makes debt investments in middle market companies, since August 2018; Barings Global Short Duration High Yield Fund (NYSE: BGH), a closed end fund that primarily invests in US and European high yield bonds, since October 2012; and Barings Capital Funds Trust since May 2013, until his retirement from Barings LLC in 2020.

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

Terilea J. Wielenga. Teri Wielenga has served as a director of Alliance since February 2023. Teri is a senior global finance executive, board director, and advisor with more than 30 years of experience at complex, highly regulated Fortune 500 companies and a Big Four accounting firm. She is retired from Gilead Sciences (Nasdaq: GILD) where she served as Vice President, Head of Global Tax Policy and Strategy, and served as board director, secretary, and treasurer for The Gilead Foundation., She currently serves as audit committee chair for the Arc Research Institute. Teri managed rapid global growth as the Senior Vice President of Tax for Allergan (NYSE: AGN). She also previously served as board director and chief financial officer of the Allergan Foundation and served as a board director for multiple Allergan subsidiaries in Ireland, Japan, and Bermuda.

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

Chris Nagelson. Chris Nagelson has served as a director of Alliance since February 2023. From February 2005 until August 2022, Mr. Nagelson was the Vice President, DMM for Walmart, Inc. in Bentonville, AR. During that period, he was responsible for providing the strategic direction for the department that delivered market share growth as well as supported the overall corporate strategy. Chris also identified and established key performance indicators to improve team efficiencies and sales strategies and led a broad, cross- functional team in strategic executive-level planning. From June 1997 to February 2005, Chris was the Divisional Merchandise Manager for American Eagle Outfitters, Inc., based in Pittsburgh, PA.

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

Audit Committee

Ms. Wielenga and Messrs. Nagelson and Finke serve as members of our audit committee, and Ms. Wielenga chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, the audit committee is required to have at least three members, all of whom must be independent, except that the audit committee may have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(c)(2)(B) of the Nasdaq listing rules. Each member of the audit committee meets the independent director standard under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Donaldson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing the adequacy and effectiveness of internal control policies and procedures, including establishing special audit procedures in response to any material control deficiencies;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction address any conflicts of interest;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

●	periodically review risk management policies;

●	review, approve and monitor code of ethics for senior officers.

Compensation Committee

Messrs. Donaldson, Finke, Nagelson and Ms. Wielenga serve as members of our compensation committee, and Mr. Donaldson chairs our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, the compensation committee is required to have at least two members, all of whom must be independent, except that the compensation committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(d)(2)(B) of the Nasdaq listing rules.

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

Nominating Committee

Messrs. Finke, Donaldson, Nagelson and Wielenga serve as members of the nominating committee, and Mr. Finke serves as chair of the nominating committee. Under the Nasdaq listing standards, all of the directors on the nominating committee must be independent, except that the nominating committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(e)(3) of the Nasdaq listing rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended June 30, 2024, there have been no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. The Code of Ethics has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules, and regulations, as well as the rules and regulations of the NASDAQ Stock Market. The Trading Policy provides Alliance’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to all of our directors, officers, and employees, as well as independent contractors or consultants who have access to material nonpublic information of Alliance. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. The Trading Policy is annexed to this Annual Report as an exhibit and the full text of the Trading Policy is available on our website at www.aent.com.

Item 11. Executive Compensation.

For the fiscal year ended June 30, 2024, Alliance’s named executive officers were Bruce Ogilvie, Executive Chairman, Jeffrey Walker, Chief Executive Officer and Chief Financial Officer.

This section provides an overview of Alliance’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

2024 and 2023 Summary Compensation Table

The following table shows information regarding the compensation of Alliance’s named executive officers for services performed during the fiscal years ended June 30, 2024, and 2023.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Compensation
Bruce Ogilvie(1)	2024	$640,000	$640,000	—	$35,859	$1,315,859
Executive Chairman	2023	$769,231	—	—	$35,550	$804,781
Jeffrey Walker(2)	2024	$640,000	$640,000	—	$39,194	$1,319,194
Chief Executive Offer/Chief Financial Officer	2023	$769,231	—	—	$37,905	$807,136

(1)	Included in all other compensation expenses is $22,912 for car and phone allowance in FY24 and FY23. Also included is $16,151 in 401K and health benefits in FY24 and $16,500 in FY23.

(2)	Included in all other compensation expenses is $19,500 for car and phone allowance in FY24 and $24,000 in FY23. Also included is $16,151 in 401K and health benefits in FY23 and $13,900 in FY23.

Neither of the named executive officers had any outstanding equity awards at June 30, 2024.

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

Benefits

Each of the two Named Executive Officers also has the right to receive or participate in all employee benefit programs and perquisites generally established by the Company from time to time for employees similarly situated to the Named Executive Officer, subject to the general eligibility requirements and other terms of such programs and perquisites, and subject to the Company’s right to amend, terminate or take other similar action with respect to any such programs and perquisites. Each also receives $2,000 per month for an automobile lease and is entitled to first class air travel where available.

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

2024 Director Compensation

Alliance has established a formal arrangement to compensate its non-employee directors. Under this arrangement, each independent director receives an annual fee of $50,000 for their service on the board of directors and its committees.

Equity Plans

Our board of directors adopted and approved the 2023 Omnibus Equity and Incentive Plan, or 2023 Plan, which was subsequently adopted by Alliance’s stockholders. The 2023 Plan became effective on February 10, 2023, and is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The purpose of the 2023 Plan is to help us attract, motivate and retain such persons with awards designed for the U.S. market and thereby enhance shareholder value.

Grant of Awards; Shares Available for Awards. The 2023 Plan provides for the grant of awards which are distribution equivalent rights, incentive share options, non-qualified share options, performance shares, performance units, restricted common stock, restricted share units, share appreciation rights (“SARs”), tandem share appreciation rights, unrestricted common stock or any combination of the foregoing, to key management employees and non-employee directors of, and non-employee consultants of, Alliance or any of its subsidiaries (each a “participant”) (however, solely Alliance employees or employees of Alliance subsidiaries are eligible for awards which are incentive share options). We have reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2023 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2023 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2023 Plan during any calendar year is limited to a number of shares equal to three percent (3%) of the total number of shares of common stock of the Company outstanding on the last day of the prior calendar year. Future new hires, non- employee directors and additional non-employee consultants are eligible to participate in the 2023 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

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

As of June 30, 2024, a total of 463,800 awards have been granted under the 2023 Plan.

Bonus Incentive Plan

In fiscal year 2025, the Company updated its cash Bonus Incentive Plan (the “Plan”) designed to align leadership compensation with the Company’s financial performance, specifically its growth in earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Plan is structured as follows:

The Plan applies to executives and leaders as determined by the Compensation Committee of the Board of Directors. The bonus payout under the Plan is directly linked to the Company’s EBITDA growth year-over-year. The Plan uses the percentage increase in the Company’s EBITDA for the current fiscal year as compared to the prior fiscal year as the performance metric.

A full payout of the cash bonus will occur if the Company’s EBITDA for the current fiscal year increases by 10% or more compared to the prior year’s EBITDA. For EBITDA growth below 10%, the bonus payout is pro rata down to 1% of the bonus amount based on the percentage increase in EBITDA.

10% or greater EBITDA increase: 100% bonus payout.

9% EBITDA increase: 90% bonus payout.

8% EBITDA increase: 80% bonus payout.

This pattern continues, with a 10% reduction in payout for every 1% decrease in EBITDA growth. No bonus will be paid if EBITDA growth is less than 1%.

Bonuses earned under the Plan, if any, will be paid in the first quarter of the following fiscal year, after the Company’s financial results for the relevant year are finalized and audited. The Compensation Committee retains the discretion to adjust the final bonus payouts in the event of extraordinary or non-recurring items that materially affect the Company’s reported EBITDA. The Company will accrue bonuses based on its estimated performance to the Plan’s EBITDA targets throughout the fiscal year.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information included under the heading “Equity Plans” in Item 11 and Part III of this annual report is hereby incorporated by reference into this Item 12 of Part II of this annual report.

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

The beneficial ownership percentages set forth in the table below are based on 50,957,370 shares of Class A common stock issued and outstanding as of September 19, 2024.

	Number of Shares of Class A Common Stock	Percentage of Outstanding Class
Name of Beneficial Owner(1)	Beneficially Owned	A Common Stock
Bruce Ogilvie (2)(3)	15,281,475	30.0%
Jeffrey Walker(2)	22,936,078	45.0%
Thomas Finke(4)	958,361	1.9%
W. Tom Donaldson III(5)	2,508,362	4.8%
Terilea J. Wielenga	13,000	—
Chris Nagelson	5,000	—
Amanda Gnecco	7,500	—
Robert Black	10,000	—
Warwick Goldby	14,000	—
Directors and executive officers as a group (9 individuals)	41,733,776	81.9%
Ogilvie Legacy Trust dated September 14, 2021(6)	8,554,025	16.8%

(1)	Unless otherwise indicated, the business address of Alliance’s directors and executive officers is c/o Alliance Entertainment Holding Corporation, 8201 Peters Road, Suite 1000, Plantation, Florida 33324.

(2)	Excludes Class E common stock.

(3)	The shares are beneficially owned by the Bruce Ogilvie, Jr. Trust dated January 20, 1994, having Mr. Bruce Ogilvie, Jr. as trustee, Mr. Ogilvie disclaims individual ownership of such shares except for his individual pecuniary interest in such trusts.

(4)	Includes 637,333 shares issuable upon exercise of private warrants. 321,028 of the listed shares, including 250,000 shares issuable upon exercise of private warrants, are held directly by the Thomas M. Finke Family Trust dtd 12/14/2012, of which Mr. Finke’s spouse is the trustee and Mr. Finke’s spouse and children are the beneficiaries. Mr. Finke disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)	Includes (i) 40,000 shares held directly, (ii) 2,468,362 shares, including 1,837,335 shares issuable upon exercise of private warrants, held directly by B&D Series 2020, LLC, of which Mr. Donaldson is the manager and (iii) 83,300 shares held by Blystone & Donaldson, LLC, of which Mr. Donaldson is the manager. Mr. Donaldson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein

(6)	Mr. Ogilvie’s two adult children are trustees of the Ogilvie Legacy Trust dated September 14, 2021. Mr. Ogilvie disclaims beneficial ownership of the shares held by such trust.

Item 13. Certain Relationships and Related Transactions.

Initial Stockholder Shares

In August 2020, the Sponsor purchased an aggregate of 2,875,000 shares (the “Initial Stockholder Shares”) for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. Prior to the IPO, Sponsor transferred 50,000 Initial Stockholder Shares to the underwriter for the IPO and to affiliates of the underwriter. In connection with the Business Combination the Adara Initial Stockholders forfeited 1,375,000 of these Initial Stockholder Shares. At the closing of the Business Combination, each of the remaining 1,500,000 Initial Stockholder Shares converted into one share of Class A common stock.

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

Promissory Note and Affiliate Loans

Prior to the IPO’s closing, the Sponsor provided us with aggregate loans totaling $600,000 to cover IPO-related expenses. These loans were non-interest bearing, unsecured, and due on the earlier of March 31, 2021, or the IPO’s closing. The loan was fully repaid from the offering proceeds at the IPO closing.

On June 22, 2022, Blystone & Donaldson, LLC, an affiliate of W. Tom Donaldson III, a director of Alliance, and Thomas Finke, then Chief Executive Officer and a director of Adara prior to the Business Combination, agreed to loan us up to $250,000 to fund operating expenses, including those related to the Business Combination. These loans were documented through non-interest-bearing Promissory Notes, payable on the earlier of the closing of the Business Combination or February 10, 2023.

At the closing of the Business Combination, the amounts outstanding under the Promissory Notes were $250,000 to Blystone & Donaldson, LLC and $221,598 to Mr. Finke. Additionally, we had an outstanding payable of $53,710 to Blystone & Donaldson, LLC for advances made on our behalf.

Subsequent to the Business Combination, Blystone & Donaldson, LLC and Mr. Finke agreed to convert the amounts owed into payable obligations, with terms indicating that these amounts would be settled after certain other payables assumed by Alliance in connection with the Business Combination. During fiscal year 2024, we repaid the $250,000, $221,598, and $53,710 owed to Blystone & Donaldson, LLC, Mr. Finke, and Mr. Donaldson, respectively.

As of June 30, 2024, there have been no new promissory notes or significant changes to the terms of the previously disclosed related party loans. We continue to monitor and manage these obligations in accordance with the terms agreed upon and as reflected in our financial statements.

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

The IC-DISC is organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $0 and $2.8 million for the year ended June 30, 2024, and 2023 respectively. Determined under formulas and rules defined in the law and regulations of the US tax code. Under these regulations, the commission is deductible by the Company and results in a specified profit to the IC-DISC. This net profit is not subject to Federal income tax. The IC-DISC, which is managed on a calendar year, distributes the profit to its Stockholders, who are taxed on the income as a dividend. For twelve months ended December 31, 2022, the owners of the IC-DISC elected to forgive the distribution. The commission was not paid out but rolled into Equity of Alliance Entertainment for the period ending June 30, 2023.

GameFly Holdings, LLC

During the years ended June 30, 2024, 2023, Alliance has made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $8.4 million and $16.8 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts that GameFly paid for New Release, movies, video games, and video game consoles are at fair market value. GameFly does fulfillment services of fast selling new releases by providing 3PL services at market rates. The agreement between Alliance and GameFly can be terminated by either party at any time. GameFly is free to purchase from any competitor of Alliance.

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly, which is effective from February 1, 2023, through March 31, 2028. At that time, the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate it. During the year ended June 30, 2024, and 2023, Alliance had distribution revenue in the amount of $0.25 and $0.22 million respectively.

MVP Logistics, LLC

MVP Logistics is an independent contractor, which, prior to August 31, 2023, was partially owned by Joe Rehak, the SVP of Operations of COKeM International Limited, which Alliance acquired in September 2020. Subsequent to August 31, 2023, Mr. Rehak no longer has an equity stake in MVP Logistics and retired from COKeM in January 2024. Alliance believes the amounts payable to MVP Logistics are at fair market value.

During the year ended June 30, 2024, and 2023 Alliance incurred costs with MVP Logistics, LLC, in the amount of $1.0 million, and $8.3 million, respectively, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Santa Fe Springs, California and South Gate, California distribution facilities.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14th, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of June 30, 2024, the outstanding balance on the Ogilvie Loan stood at $10 million.

The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expenses for the fiscal year ended June 30, 2024, and 2023 were $10.0 million and $0, respectively. The interest rate at June 30, 2024, was 8.6%.

B&D Capital Partners, LLC

During the fiscal year ending June 30, 2024, Alliance Entertainment Holding Corporation (the “Company”) entered into a financial advisory agreement with B&D Capital Partners, LLC (“BDCP”). Donaldson, a director of the company, is managing partner and a principal equity holder of Blystone & Donaldson, the parent company of BDPC. The agreement, dated July 28, 2023, engaged BDCP as a non-exclusive financial advisor to assist the Company in issuing privately held debt securities and related transactions. BDCP is owned by Blystone & Donaldson, LLC, and Mr. Donaldson, an independent director of the Company, is a principal of BDCP.

Under the terms of the agreement, BDCP provided financial advisory services, including the review of confidential information, identification and engagement of potential transaction parties, and assistance with investor presentations.

During the fiscal year, the Company paid BDCP approximately $1.8 million for these services, which included an advisory fee of 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. For the years ended June 30, 2024, and 2023, fees for our independent registered public accounting firm were $778,400 and $1,318,110, respectively, for the services BDO performed in connection with SEC filings and registrations, offerings, quarterly reviews, and the audit of our June 30, 2024, and 2023 financial statements.

Tax Fees. For the years ended June 30, 2024, and 2023, our tax accounting firm’s fees for preparing our corporate tax returns were approximately $246,822, and $100,000, respectively.

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

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1**	Business Combination Agreement, dated as of June 22, 2022, by and among Alliance, Merger Sub and Alliance.	Form 8-K	001-40014	2.1	June 23, 2022

3.1	Second Amended and Restated Certificate of Incorporation.	Form 8-K	001-40014	3.4	February 13, 2023

3.2	Amended and Restated Bylaws.	Form 8-K	001-40014	3.5	February 13, 2023

4.1	Specimen Class A Common Stock Certificate.	Form S-4	333-266098	4.5	October 18, 2022

4.2	Specimen Warrant Certificate.	Form S-4	333-266098	4.6	October 18, 2022

4.3	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40014	4.1	February 11, 2021

4.4*	Description of the Registrant’s Securities	Form 10 K	001 40014	4.4	October 19, 2023

10.1	Form of Lock-Up Agreement (included in Exhibit 2.1).	Form 8-K	001-40014	2.1	June 23, 2022

10.2*†	Alliance Entertainment Holding Corporation 2023 Omnibus Equity Incentive Plan.	Form 10 K	001 40014	4.4	October 19, 2023

10.3	Form of Indemnity Agreement.	Form S-4	333-266098	10.11	October 18, 2022

10.4	Lease Agreement, dated as of August 18, 2017, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.16	October 18, 2022

10.5	First Amendment to Lease, dated as of January 22, 2018, by and among Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.17	October 18, 2022

10.6	Multi-Tenant Industrial Triple Net Lease, dated as of December 14, 2007, by and between Cedar Grove - Crossdock, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.18	October 18, 2022

10.7	First Amendment to Lease Agreement, dated as of January 18, 2013, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.19	October 18, 2022

10.8	Second Amendment to Lease Agreement, dated as of August 1, 2014, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.20	October 18, 2022

10.9	Guaranty Agreement, dated as of November 9, 2012, by and between Project Panther Acquisition Corporation and KTR LOU I LLC.	Form S-4	333-266098	10.21	October 18, 2022

10.10	Office Lease, dated as of January 7, 2011, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.22	October 18, 2022

10.11	First Amendment to Lease, dated as of January 31, 2012, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.23	October 18, 2022

10.12	Second Amendment to Lease, dated August 2016, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.24	October 18, 2022

10.13	Standard Industrial Lease, dated as of August 12, 2020, by and between SCRS Valley Park Business Center, LLC and COKeM International, Ltd.	Form S-4	333-266098	10.25	October 18, 2022

10.14	Second Amendment to Lease, dated as of June 26, 2020, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.26	October 18, 2022

10.15 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Bruce Ogilvie.	Form S-4	333-266098	10.27	October 18, 2022

10.16 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Jeffrey Walker.	Form S-4	333-266098	10.28	October 18, 2022

10.17	Contingent Consideration Escrow Agreement by and among the Combined Company, Bruce Ogilvie and Continental Stock Transfer and Trust Company dated February 10, 2023.	Form 8-K	001-40014	10.29	February 13, 2023

10.18	Loan and Security Agreement, dated as of December 31, 2023 by and among Alliance Entertainment Holding Corporation, as Parent and Guarantor, each of its subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lenders from time to time parties thereto, and White Oak Commercial Finance LLC, as Administration Agent and Collateral Agent	Form 8-K	001-40014	10.1	December 26, 2023

10.19	Gamefly Distribution Agreement	Form 10-Q	001-40014	10.1	February 8, 2024

14	Code of Ethics.	Form 10-K	001 40014	14	October 19, 2023

16	Letter from WithumSmith+Brown PC to the U.S. Securities and Exchange Commission dated February 10, 2023.	Form 8-K	001-40014	16.1	February 13, 2023

19	Insider Trading Policy

21.1	List of Subsidiaries.	Form 10-K	001-40014	21.1	March 30, 2023

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 19th day of September 2024.

Alliance Entertainment Holding Corporation

By:	/s/ Jeffrey Walker
Name:	Jeffrey Walker
Title:	Chief Executive Officer/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey Walker	Chief Executive Officer/Chief Financial Officer and Director	September 19, 2024
Jeffrey Walker	(Principal Executive Officer, Principal Financial )

/s/ Bruce Ogilvie	Executive Chairman of the Board of Directors	September 19, 2024
Bruce Ogilvie

/s/ Amanda Gnecco	Chief Accounting Officer (Principal Accounting Officer)	September 19, 2024
Amanda Gnecco

/s/ W. Tom Donaldson III	Director	September 19, 2024
W. Tom Donaldson III

/s/ Thomas Finke	Director	September 19, 2024
Thomas Finke

/s/ Chris Nagelson	Director	September 19, 2024
Chris Nagelson

/s/ Terilea J. Wielenga	Director	September 19, 2024
Terilea J. Wielenga

ALLIANCE ENTERTAINMENT HOLDING CORPORATION.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Alliance Entertainment Holding Corporation

Plantation, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Entertainment Holding Corporation (the “Company”) as of June 30, 2024, and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida

September 19, 2024

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share amounts)	June 30, 2024	June 30, 2023
Assets
Current Assets
Cash	$1,129	$865
Trade Receivables, Net	92,357	104,939
Inventory, Net	97,429	146,763
Other Current Assets	5,298	8,299
Total Current Assets	196,213	260,866
Property and Equipment, Net	12,942	13,421
Operating Lease Right-Of-Use Assets	22,124	4,855
Goodwill	89,116	89,116
Intangibles, Net	13,381	17,356
Other Long-Term Assets	503	1,017
Deferred Tax Asset, Net	6,533	2,899
Total Assets	$340,812	$389,530
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$133,221	$151,622
Accrued Expenses	9,371	9,340
Current Portion of Operating Lease Obligations	1,979	3,902
Current Portion of Finance Lease Obligations	2,838	2,449
Promissory Note	—	495
Contingent Liability	511	150
Revolving Credit Facility, Net	—	133,281
Total Current Liabilities	147,920	301,239
Revolving Credit Facility, Net	69,587	—
Finance Lease Obligation, Non- Current	5,016	7,029
Operating Lease Obligations, Non-Current	20,413	1,522
Shareholder Loan (subordinated), Non-Current	10,000	—
Warrant Liability	247	206
Total Liabilities	253,183	309,996
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of June 30, 2024 and June 30, 2023	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at June 30, 2024, and at June 30, 2023; Issued and Outstanding 50,957,370 Shares at June 30, 2024, and 49,167,170 at June 30, 2023	5	5
Paid In Capital	48,058	44,542
Accumulated Other Comprehensive Loss	(79)	(77)
Retained Earnings	39,645	35,064
Total Stockholders’ Equity	87,629	79,534
Total Liabilities and Stockholders’ Equity	$340,812	$389,530

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
($ in thousands except share and per share amounts)	June 30, 2024	June 30, 2023
Net Revenues	$1,100,483	$1,158,722
Cost of Revenues (excluding depreciation and amortization)	971,594	1,054,788
Operating Expenses
Distribution and Fulfillment Expense	48,818	62,841
Selling, General and Administrative Expense	57,651	59,060
Depreciation and Amortization	5,880	6,629
Transaction Costs	2,086	5,014
IC DISC Commissions	-	2,833
Restructuring Cost	280	306
Loss (Gain) on Disposal of Fixed Assets	33	(3)
Total Operating Expenses	114,748	136,680
Operating Income (Loss)	14,141	(32,746)
Other Expenses
Interest Expense, Net	12,247	11,715
Change in Fair Value of Warrants	41	1
Total Other Expenses	12,288	11,716
Income (Loss) Before Income Tax Benefit	1,853	(44,462)
Income Tax Benefit	(2,728)	(9,058)
Net Income (Loss)	4,581	(35,404)
Other Comprehensive Income (Loss)
Foreign Currency Translation	(2)	(11)
Total Comprehensive Income (Loss)	4,579	(35,415)
Net Income (Loss) per Share – Basic and Diluted	$0.09	$(0.74)
Weighted Average Common Shares Outstanding – Basic	50,828,548	48,138,393
Weighted Average Common Shares Outstanding – Diluted	50,837,148	48,138,393

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2024 AND 2023

	Common Stock Shares		Paid In	Cost of Treasury	Accumulated Other Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Stock	Loss	Earnings	Total
Balances at June 30, 2022	47,500,000	$5	$39,995	$(2,674)	$(66)	$71,668	$108,928
Capital Contribution	—	—	6,592	—	—	—	6,592
Conversion of Treasury Stock	—	—	(2,674)	2,674	—	—	—
Merger: Reverse Recapitalization	1,667,170	—	(787)	—	—	—	(787)
Fair Value of Contingent Shares	—	—	1,200	—	—	(1,200)	—
Currency Translation Adjustment	—	—	—	—	(11)	—	(11)
Stock-based Compensation	—	—	216	—	—	—	216
Net Loss	—	—	—	—	—	(35,404)	(35,404)
Balances at June 30, 2023	49,167,170	$5	$44,542	$—	$(77)	$35,064	$79,534
Issuance of common stock, net of transaction costs of $1.9 million	1,335,000	—	2,130	—	—	—	2,130
Currency Translation Adjustment	—	—	—	—	(2)	—	(2)
Stock-based Compensation	455,200	—	1,386	—	—	—	1,386
Net Income					—	4,581	4,581
Balances at June 30, 2024	50,957,370	$5	$48,058	$—	$(79)	$39,645	$87,629

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
($ in thousands)	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$4,581	$(35,404)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used in) Operating Activities:
Inventory write-down	-	10,800
Depreciation of Property and Equipment	1,904	2,221
Amortization of Intangible Assets	3,976	4,408
Amortization of Deferred Financing Costs (Included in Interest)	861	167
Bad Debt Expense	687	598
Deferred Income Taxes	(3,634)	(8,171)
Stock-based Compensation Expense	1,386	216
Loss (Gain) on Disposal of Fixed Assets	33	(3)
Changes in Assets and Liabilities
Trade Receivables	11,896	(4,626)
Related Party Receivable	-	245
Inventory	49,334	99,729
Income Taxes Payable\Receivable	517	(1,533)
Operating Lease Right-Of-Use Assets	(17,269)	3,505
Operating Lease Obligations	16,968	(3,893)
Other Assets	3,357	5,031
Accounts Payable	(18,401)	(68,950)
Accrued Expenses	(423)	(952)
Net Cash Provided by Operating Activities	55,773	$3,388
Cash Flows from Investing Activities:
Cash Received for Business Acquisitions, Net of Cash Acquired	-	1
Capital Expenditures	(183)	(825)
Cash Inflow from Asset Disposal	66	-
Net Cash Used in Investing Activities	(117)	(824)
Cash Flows from Financing Activities:
Payments on Financing Leases	(2,965)	(304)
Payments on Revolving Credit Facility	(1,095,772)	(1,092,306)
Borrowings on Revolving Credit Facility	1,035,428	1,089,453
Payments on Shareholder Note (Subordinated), Current	(36,000)	(7,596)
Proceeds from Shareholder Note (Subordinated), Non-Current	46,000	7,596
Issuance of common stock, net of transaction costs	2,130	—
Deferred Financing Costs	(4,211)	—
Net Cash Used in Financing Activities	(55,390)	(3,157)
Net Increase (Decrease) in Cash	266	(593)
Net Effect of Currency Translation on Cash	(2)	(11)
Cash, Beginning of the Period	865	1,469
Cash, End of the Period	$1,129	$865
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$12,247	$11,425
Cash Paid for Income Taxes	$444	$648
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Conversion of Treasury stock	$-	$2,674
Fixed Asset Financed with Debt	$7,853	$10,080
Capital Contribution	$-	$6,592
Business Combination: Reverse recapitalization	$-	(787)

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

Liquidity

For the fiscal year ended June 30, 2023, Alliance disclosed substantial doubt regarding its ability to continue as a going concern, citing operational losses, a working capital deficit, and the approaching December 31, 2023, maturity date of the Revolver with Bank of America (the “Revolver”).

On December 21, 2023, the Company secured a new three-year $120 million credit facility, replacing the Revolver (see Note 8). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the year ended June 30, 2024, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

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

Cash

Cash includes all investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Trade Receivables, Net

The Company grants credit to customers on credit terms in the ordinary course of business. Credit is extended based on an evaluation of a customer’s financial condition, and collateral is generally not required. Trade receivables are carried at the original invoice amount less estimates made for allowances for uncollectable accounts based on a periodic review of all outstanding amounts. Management measures all expected losses based on a forward-looking expected loss model, which reflects probable losses based on historical experience, current conditions, and reasonable and supportable forecasts. Trade receivables are written off against the allowance when they are deemed uncollectable. Recoveries of trade receivables previously written off are recorded as a credit to the allowance for uncollectable accounts when received.

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

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the asset’s estimated useful life. Costs of major additions and improvements are capitalized, while repair and maintenance costs are charged to expense as incurred. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated statements of operations.

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

The Company completes its annual goodwill impairment tests in the fourth quarter, or whenever there are indicators that the fair value of the reporting unit might be less than the carrying amount. For the years ended June 30, 2024 and 2023, the Company did not record any impairment.

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

Impairment of Long-Lived Assets

Recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the years ended June 30, 2024 and 2023.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s estimates of sales returns, warrants fair value, rebates, goodwill impairment, and inventory valuation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2024, and 2023, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2024, and 2023 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

The estimated fair value of the tangible and intangible assets acquired, and the liabilities assumed in connection with the acquisition of Think3Fold were measured using Level 2 and Level 3 inputs.

The estimated fair value of warrants, and contingent shares is determined based on various valuation methodologies, including the Black-Scholes option pricing model and other appropriate valuation techniques. These methodologies consider factors such as the exercise price, expected volatility, expected term, and risk-free interest rate.

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

As a result of the Merger, the Company initially had 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants, and 50,090 Representative Warrants issued that are exercisable to purchase shares of Class A Common Stock. The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of Stockholders’ Equity on the consolidated balance sheets without subsequent fair value re-measurement.

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

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Common Stock for the years ended June 30, 2024, and 2023 respectively:

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Net Income (Loss) (in thousands)	$4,581	$(35,404)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding (basic)	50,828,548	48,138,393
Weighted-average Class A Common Stock outstanding (diluted)	50,837,148	48,398,623
Income (Loss) per share for Class A Common Stock
— Basic and Diluted	$0.09	$(0.74)

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic or diluted earnings (loss) per share since the contingencies for the issuance of these shares have not been met as of June 30, 2024. For the year ended June 30, 2024, there are 9,920,090 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive. For the year ended June 30, 2023, there are also 9,920,090 warrants outstanding and 260,000 restricted shares that have been excluded from diluted earnings per share because they are anti-dilutive.

Advertising Costs

Advertising costs, which consist primarily of mailers, catalogs, online marketing and other promotions, are expensed in the period in which the advertisement or promotion occurs. Additionally, the Company maintains cooperative advertising agreements with certain vendors to include their logos and product descriptions prominently in the catalogs and calendars. The fee revenues charged to the vendors for the cooperative advertising arrangements are recorded as a reduction of advertising expense and any excess fees are recorded as a reduction of cost of goods sold. Advertising costs, which are included as selling, general and administrative expenses, were $7.3 million and $7.9 million for the years ended June 30, 2024 and 2023, respectively.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiary is measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into United States dollars at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Foreign currency translation (loss) income totaled ($2) thousand and ($11) thousand for the years ended June 30, 2024, and 2023, respectively.

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

Intangible assets, such as customer relationships and trade names, when identified, are separately recognized and amortized over their estimated useful lives, if considered definite lived. Acquisition costs are expensed as incurred and are included in the consolidated statements of operations and comprehensive income.

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

For all underlying classes of assets, the Company has elected to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are generally deemed short-term leases with lease costs included in short- term lease expense. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

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

Concentrations

Customers:

	Year Ended	Year Ended
Revenues	June 30, 2024	June 30, 2023
Customer #1	17.8%	23.1%
Customer #2	11.0%	*
Customer #3	10.2%	*

*	Less than 10%

Receivables	June 30, 2024	June 30, 2023
Customer #1	20.2%	15.5%
Customer #2	12.3%	12.1%
Customer #3	*	10.5%

*	Less than 10%

Suppliers:

	Year Ended	Year Ended
Purchases	June 30, 2024	June 30, 2023
Supplier #1	21.1%	14.6%
Supplier #2	18.4%	12.9%
Supplier #3	10.4%	*

*	Less than 10%

Payables	June 30, 2024	June 30, 2023
Supplier #1	15.8%	12.3%
Supplier #2	12.3%
Supplier #3	10.6%

*	Less than 10%

Segments

Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the chief operating decision maker or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers (CEO and Executive Chairman) manage the business, allocate resources, and assess performance on a consolidated basis. Accordingly, the Company has one operating and reportable segment.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

Accounting Standard Update 2024-02, In 2024, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Financial Accounting Standards Board (FASB) issued ASU 2024-02, which updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). The ASU provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Accounting Standard Update 2024-01 In 2024, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The Financial Accounting Standards Board (FASB) issued ASU 2024-01, which introduces updates to accounting standards related to the classification and measurement of financial instruments under ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

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

Note 2: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	June 30, 2024	June 30, 2023
Trade Receivables	$93,827	$106,467
Less:
Allowance for Credit Losses	(648)	(235)
Sales Returns Reserve, Net	(1,064)	(1,470)
Customer Rebate and Discount Reserve	242	177
Total Allowances	(1,470)	(1,528)
Trade Receivables, Net	$92,357	$104,939

Note 3: Inventory, Net

As a result of the Company’s evaluation of the net realizable value of inventory during the twelve months ended June 30, 2023, the Company recorded a $10.8 million inventory write-down to reflect it at its net realizable value, which is recorded in the cost of revenue in the consolidated financial statements.

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	June 30, 2024	June 30, 2023
Inventory	$105,749	$156,016
Less: Reserves	(8,320)	(9,253)
Inventory, Net	$97,429	$146,763

Note 4: Other Current and Long-Term Assets

Other Current and Long-Term Assets consists of the following at:

($ in thousands)	June 30, 2024	June 30, 2023
Other Assets–Current
Prepaid Intellectual Property	$2,628	$2,890
Prepaid Insurance	183	1,365
Prepaid Acquisitions	55	—
Prepaid Catalogs	310	—
Prepaid Manufacturing Components	-	164
Prepaid Rent	-	1,054
Prepaid Maintenance	795	1,572
Prepaid Inventory	559	-
Prepaid Shipping Supplies	768	1,254
Total Other Assets–Current	$5,298	$8,299

Other Long-Term Assets
Deposits	$273	$270
Income tax receivable	230	747
Total Other Long-Term Assets	$503	$1,017

Note 5: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	June 30, 2024	June 30, 2023
Property and Equipment
Leasehold Improvements	$908	$1,680
Machinery and Equipment	30,490	29,537
Furniture and Fixtures	1,717	1,749
Capitalized Software	10,377	10,508
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,757	1,626
Construction in Progress	-	154
	57,737	57,742
Less: Accumulated Depreciation and Amortization	(44,795)	(44,321)
Total Property and Equipment, Net	$12,942	$13,421

Depreciation Expense for the year ended June 30, 2024, and 2023 was $1.9 million and $2.2 million respectively.

Note 6: Goodwill and Intangibles, Net

($ in thousands)	June 30, 2024	June 30, 2023
Goodwill, as of June 30, 2023	$89,116	79,703
Additions from business acquisition	-	9,213
Goodwill, as of June 30, 2024	$89,116	89,116

Intangibles, Net consists of the following at:

($in thousands)		Year ended June 2024		Year Ended June 2023
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(72,019)	$5,981	(69,729)	$8,271
Trade Name – Alliance	$5,200	(5,200)	$-	(5,073)	$127

Mecca Customer Relationships	$8,023	(5,818)	$2,205	(5,242)	$2,781
Customer List	$12,760	(7,565)	$5,195	(6,583)	$6,177
Total	$103,983	(90,602)	$13,381	(86,627)	$17,356

During the years ended June 30, 2024, and 2023, the Company recorded amortization expense of $4.0 million and $4.4 million, respectively.

Expected amortization over the next five years and thereafter, as of June 30, 2024, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
2025	$3,326
2026	3,015
2027	2,966
2028	1,938
2029	659
Thereafter	1,477
Total Expected Amortization	$13,381

Note 7: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	June 30, 2024	June 30, 2023
Marketing Funds Accruals	$5,012	$5,203
Payroll and Payroll Tax Accruals	2,782	2,765
Accruals for Other Expenses	1,577	1,372
Total Accrued Expenses	$9,371	$9,340

Note 8: Revolving Credit Facility

On December 21, 2023, the Company terminated its old credit facility with Bank of America, which was scheduled to mature on December 31, 2023 and established a new Credit Facility with White Oak Commercial Financing, LLC.

The Bank of America Credit Facility has been fully terminated, resulting in an outstanding revolver balance of $0 million as of June 30, 2024.

Availability under the terminated Bank of America Credit Facility was limited by the Company’s borrowing base calculation, as defined in the Credit Agreement. In addition, there was a commitment fee of 0.25% for unused credit line with fees for the twelve months ended June 30, 2023, of $147,000. Availability at June 30, 2023, was approximately $2 million with an outstanding revolver balance of $133 million. As of June 30, 2023, the effective interest rate was 6.5% (SOFR plus a spread of 2.11%)

On December 21, 2023, the Company entered into a new credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Borrowings under this facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus a margin ranging from 4.50% to 4.75%, depending on the Company’s utilization and consolidated fixed charge coverage ratio. As of June 30, 2024, the effective interest rate was 9.5%, reflecting changes in market conditions and facility utilization.

If the Company reduces or terminates the commitments under the Revolving Credit Facility before its maturity, it will incur an early termination fee of 2.0% if done before December 21, 2024, or 1.0% if done between December 21, 2024, and August 21, 2025. Additionally, if the facility is reduced or terminated on or before June 21, 2025, the Company is required to pay a minimum interest amount of 10% of revolver minimum based on $100 million until December 2024.

Availability under the Revolving Credit Facility is determined by the Company’s borrowing base calculation, as defined in the Credit Agreement. The Company also incurs a commitment fee of 0.25% on unused credit line with fees for twelve months ended June 30, 2024 of $151 thousand. As of June 30, 2024, the Company had approximately $44 million in available credit, with an outstanding balance of $73 million.

The maximum borrowings under the Revolving Credit Facility are determined by a formula based on eligible accounts receivable and inventory, subject to lender discretion. The facility includes standard representations and warranties, events of default, and financial reporting requirements, including maintaining a fixed charge coverage ratio of at least 1.1 to 1.0 on a trailing twelve-month basis. The facility also imposes covenants restricting the Company’s ability to incur additional indebtedness, grant liens, pay dividends, make unpermitted investments, or materially change its business operations. The facility is secured by a first-priority security interest in the Company’s and its subsidiaries’ cash, accounts receivable, and related assets.

The Company was in compliance with its covenants as of June 30, 2024. Revolving Credit Facility, net consists of the following at:

($ in thousands)	June 30, 2024	June 30, 2023
Outstanding Balance	$72,979	$133,323
Less: Deferred Finance Costs	(3,392)	(42)
Revolving Credit Facility, Net	$69,587	$133,281

During the years ended June 30, 2024, and 2023, the Company had interest expenses of $11.2 million and $11.4 million, amortization of deferred finance costs of $0.9 million and $0.2 million, and unused credit line fees of $0.1 million and $0.1 million, respectively.

Note 9: Employee Benefits Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP), consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. The medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at this time, a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of June 30, 2024, the Company fully accrued for estimated run-out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule that measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of June 30, 2024, the Company was fully accrued for estimated run-out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision, life insurance, and short and long-term disability plans are fully insured and sponsored by the Company, and premiums are paid by the employer and employee based on various Board approved schedules. On June 30, 2024, and June 30, 2023, the accrued estimated run-out exposure totaled approximately $218,000 and $218,000, respectively, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the consolidated balance sheets.

401(k) Plan

The Company has the Alliance Entertainment 401(k) Plan (the Plan) covering all eligible employees of the Company. All employees over the age of 18 are eligible to participate in the Plan at the beginning of the month following date of hire. The Plan has automatic deferral at the beginning of the month following the date of hire. Employees are automatically enrolled in the Plan with a 3% contribution; however, they have the option to increase/decrease their deferrals or opt out of the Plan at any time. The Company currently offers a match contribution of $.50 of every dollar up to 4% of contribution percentage. For the fiscal year ending June 30, 2024, and 2023 the company’s matching expense was approximately $620,000 and $688,000, respectively. The Company conducts a retirement plan review on an annual basis.

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

The Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively. As of June 30, 2024, and 2023, the Company did not have any material uncertain tax positions and thus has not recognized any interest or penalties in these consolidated financial statements. The Federal income tax return remains open for examination by the U.S. tax authorities for all years subsequent to 2019. Substantially all the Company’s income is derived from U.S. operations.

The components of the provision for income taxes for the fiscal year-ended June 30, 2024, and 2023 are as follows:

	Year Ended June 30
($ in thousands)	2024	2023
Income Tax (Benefit) Expense:
Current:
Federal	$475	$(27)
State	431	(860)
Total Current Expense (Benefit)	$906	$(887)
Deferred:
Federal	(2,856)	(5,584)
State	(778)	(2,587)
Total Deferred Benefit	(3,634)	(8,171)
Income Tax Benefit	$(2,728)	$(9,058)

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows:

	Year Ended June 30
($ in thousands)	2024		2023
Federal Income Tax Provision at Statutory Rate	$389	21%	$(9,337)	(21)%
State Taxes, Net of Federal Benefits	(347)	(19)%	(3,446)	(8)%
Meals and Entertainment	20	1%	—	0%
Foreign Derived Intangible Income	(293)	(16)%	—	0%
Deferred Tax True-Up	(2,730)	(147)%	—	0%
Equity Compensation	233	13%	-	0%
Immaterial income tax out-of-period adjustment			2,914	7%
Other	-	-	811	1%
Income Tax Benefit	$(2,728)	(147)%	$(9,058)	(21)%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for accounting purposes and the amounts used for tax purposes.

The components of deferred taxes consist of the following (amounts in thousands):

	Year Ended	Year Ended
($in thousands)	June 30, 2024	June 30, 2023
Deferred Tax Assets:
Other Deferred Tax Assets (ICDISC)	$590	$590
Net Operating Losses	8,607	12,076
Bad Debt	149	42
Inventory	2,990	—
Section 248 Organization Costs	1,827	1,285
Accruals Not Currently Deductible	3,481	1,343
Lease Liability	5,800	1,390
Total Deferred Tax Assets	23,444	16,726
Deferred Tax Liabilities:
Inventory	—	(946)
Prepaids	(918)	(1,426)
Property and Equipment	(3,864)	(3,871)
Operating Lease Assets	(5,732)	(1,244)
Goodwill/Intangibles	(6,397)	(6,340)
Total Deferred Tax Liabilities	(16,911)	(13,827)
Net Deferred Tax Asset	$6,533	$2,899

As of June 30, 2024, 2023 and 2022, the Company had recorded no unrecognized tax benefits and, therefore, no accrued interest or penalties for unrecognized tax positions. In addition, the Company is under examination by the Florida tax authorities. These proceedings may lead to adjustments or proposed adjustments to their taxes or provisions for uncertain tax provisions. The Company believes that it would prevail under such examination and, accordingly, has not recorded a provision for uncertain tax positions.

The Company evaluates deferred tax assets each period for recoverability. The Company records a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of June 30, 2024 and 2023, the Company has not recorded a valuation allowance.

The Company will reevaluate this determination quarterly and record a tax expense if and when future evidence requires a valuation allowance.

As of June 30, 2024, the Company had federal net operating loss carryforwards (“NOLs”) of $31.6 million and state NOLs of $22.9 million. Of these carryforwards, approximately $22.9 million will expire, if not utilized, in various years through 2043. The remaining carryforwards have no expiration.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed.

Note 11: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of June 30, 2024, and June 30, 2023.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 8, 2024, the Company entered into a settlement agreement regarding pending litigation. A settlement hearing is scheduled for November 25, 2024. The Company has accrued $511,000 and $150,000 as of June 30, 2024, and June 30, 2023, respectively, based on the expected loss.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. Plaintiff is seeking damages of no less $20,913,200, plus interest of 9% accruing from October 3, 2022. On August [29], 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. At this time, we are unable to estimate potential losses, if any, related to this lawsuit.

On August 8, 2024, a class action complaint, Feller v. Alliance Entertainment, LLC and DirectToU, LLC, was filed under the Video Privacy Protection Act (“VPPA”). The complaint alleges that the Company violated the VPPA by disclosing users' personally identifiable information, as well as information regarding videos they viewed on the Company’s website, to Facebook through the use of Facebook Pixel. The Company is evaluating the claims and intends to defend against the allegations vigorously. At this time, the potential outcome or range of financial impact cannot be reasonably estimated.

Note 12: Related Party Transactions

Interest-Charge Domestic International Sales Corporation (“IC-DISC”)

The Company has an affiliate, My Worldwide Market Place, Inc. which is an IC-DISC and was established February 12, 2013. The IC- DISC is owned by the Company Stockholders. Effective December 31, 2022, IC-DISC was discontinued as a result there will be no future accruals or commissions paid out.

The IC-DISC is organized to manage sales to certain qualified customers and receive commissions from the Company for this activity. The commissions expenses were $0 and $2.8 million for the year ended June 30, 2024, and 2023 respectively. Determined under formulas and rules defined in the law and regulations of the US tax code. Under these regulations, the commission is deductible by the Company and results in a specified profit to the IC-DISC. This net profit is not subject to Federal income tax. The IC-DISC, which is managed on a calendar year, distributes the profit to its Stockholders, who are taxed on the income as a dividend. For twelve months ended December 31, 2022, the owners of the IC-DISC elected to forgive the distribution. The forgiveness of the $6.6 million was recorded as a deemed capital contribution by the Company Stockholders in the twelve months ended June 30, 2023.

Other Related Party Transactions

During the fiscal year ending June 30, 2024, the Company repaid $0.50 million of outstanding promissory notes to two former Adara shareholders to fund operating costs. These interest-free notes were due for payment at the earlier of the Merger’s closing or February 10, 2023. As of June 30, 2023, the total outstanding balance under these notes was approximately $0.50 million.

During the twelve-month periods ended June 30, 2024, and 2023, the Company had sales to a related party company owned by the Company’s shareholders of $8.4 million, and $16.8 million, respectively. During the same periods, the Company had costs incurred with another related party company in the amount of $1.0 million and $8.3 million, respectively.

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, Inc., a Alliance customer owned by the principal stockholders of Alliance, effective from February 1, 2023 through March 31, 2028. At that time, the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the year ending June 30, 2024, and 2023, Alliance had distribution revenue of $0.25 million and $0.22 million, respectively.

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14th, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of June 30, 2024, the outstanding balance on the Ogilvie Loan was $10 million. The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expenses for the fiscal year ended June 30, 2024, and 2023 were $10.0 million and $0, respectively. The interest rate at June 30, 2024, was 8.6%.

During the fiscal year ending June 30, 2024, the Company entered into a financial advisory agreement with B&D Capital Partners, LLC (“BDCP”), a related party. The agreement, dated July 28, 2023, engaged BDCP as a non-exclusive financial advisor to assist the Company in issuing privately held debt securities and related transactions. BDCP is owned by Blystone & Donaldson, LLC, and Mr. Donaldson, an independent director of the Company, is a principal of BDCP. Under the terms of the agreement, BDCP provided financial advisory services, including the review of confidential information, identification and engagement of potential transaction parties, and assistance with investor presentations.

During the fiscal year, the Company paid BDCP approximately $1.8 million for these services, which included an advisory fee of 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC, recorded as deferred financing costs with the amortization being recorded as interest expense in the consolidated statements of operations and comprehensive income (loss)

Note 13: Leases

The Company leases offices, warehouses, computer equipment, and vehicles. Certain leases include options to renew, which may extend the lease term from one to 13 years. The decision to exercise renewal options is at the Company’s sole discretion and is included in the lease term when it is reasonably certain that the option will be exercised.

Leasehold improvements and assets are depreciated over the shorter of their useful life or the lease term unless the lease includes a purchase option or title transfer that is reasonably certain to occur.

Our lease agreements do not include material residual value guarantees or restrictive covenants. Lease payments generally include fixed payments, with some leases requiring variable payments. These variable payments typically cover the Company’s proportionate share of property taxes, insurance, and common area maintenance and are recognized as incurred rather than being included in the lease liability.

On the balance sheet, operating leases are reflected in “Operating Lease Right-of-Use Assets,” “Current Portion of Operating Lease Obligations,” and “Noncurrent Operating Lease Obligations.” Finance leases are included under “Property & Equipment - Net,” “Current Portion of Finance Lease Obligations,” and “Noncurrent Finance Lease Obligations.

On June 1, 2024, the Company executed a modification to one of its existing lease agreements to extend the lease term for an additional seventy-four months. As a result of this modification, the Company recognized an additional $21.9 million to its right-of-use (ROU) asset.

The extended lease term will result in continued amortization of the ROU asset over the remaining lease period, with the associated lease liabilities being remeasured in accordance with ASC 842, Leases. The Company will continue to amortize the ROU asset in line with the revised lease terms and conditions, reflecting the financial impact of the extension in future periods.

Components of lease expense were as follows for the twelve months ended June 30, 2024, and 2023:

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Lease Cost ($ in thousands)
Finance Lease Cost:
Amortization of Right of Use Assets	$183	$204
Interest on lease liabilities	4	12
Operating Lease Cost	3,779	3,852
Short - Term Lease Cost	73	46
Variable Lease Cost	2,273	954
Total Lease Cost	$6,312	$5,068

Other Information ($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$12
Operating cash flows from operating leases	$4,080	$4,193
Financing cash flows from finance leases	$196	$208

Right of use assets obtained in exchange for new finance lease liabilities	$7,853	10,080
Right of use assets obtained in exchange for new operating lease liabilities	21,900	—
Net Right of use asset remeasurement	$(9)	$(9)

Weighted average remaining lease term - finance leases (in Years)	0.28	1.13
Weighted average remaining lease term - operating leases (in Years)	6.50	1.48
Weighted average discount rate - finance leases	3.33%	3.68%
Weighted average discount rate - operating leases	5.68%	4.14%

Maturities of operating and finance lease liabilities as of June 30, 2024 are as follows:

($ in thousands)	Operating Leases	Finance Leases
2025	3,099	3,338
2026	4,115	3,340
2027	4,121	1,988
2028	4,218	-
2029	4,352	—
Thereafter	7,173
Total Lease Payments	27,078	8,666
Less Imputed Interest	(4,686)	(812)
Total	22,392	7,854

Note 14: Business Acquisition

On July 1, 2022, Alliance purchased 100% of the stock of Think3Fold, a collectables distribution company for contingent consideration with a fair value of zero at the acquisition date. The transaction expanded and diversified the Company’s portfolio of products and enabled scale and fixed cost leverage.

The acquired entity’s results of operations are included in the Consolidated Financial Statements from July 1, 2022, through June 30, 2024. The Company recognized $694,000 of acquisition-related costs that were expensed in the year ended June 30, 2023. These costs are included in the consolidated statements of operations and comprehensive income within transaction costs.

Think3Fold revenue and earnings included in the Company’s consolidated statements of operations for the periods July 1, 2022, through June 30, 2023, are as follows:

Year Ended
($ in thousands)	June 30, 2023
Revenue	16,112
Net Income	1,881

As part of the Think3Fold acquisition, a contingent consideration, or earn-out, arrangement was established. The contingent consideration is contingent upon the achievement of certain predefined performance milestones from July 1, 2022, to June 30, 2025. The fair value of the contingent consideration was zero at the acquisition date and as of June 30, 2024, and 2023. Any subsequent changes in the fair value of the contingent consideration will be accounted for as an adjustment to the statement of operations and comprehensive (loss) income.

The Think3Fold acquisition was treated for accounting purposes as a purchase of Think3Fold using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the aggregate consideration was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair value as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired (or net liabilities assumed) being allocated to intangible assets and goodwill.

The purchase price allocation for this business acquisition was completed in the fourth quarter of the fiscal year ending June 30, 2023. Based on the purchase price allocation and the fair value measurements, the following assets and liabilities are recognized:

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors, in its discretion, may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of June 30, 2024, 463,800 shares were awarded under the 2023 Plan.

Note 16: Stock-Based Compensation:

As part of the merger with Adara on February 10, 2023, 600,000 shares were authorized for a one-time employee stock plan. The compensation committee approved 463,800 shares of restricted stock awards to employees on June 15, 2023. The shares fully vest on October 4, 2023.The company does not have an annual stock-based compensation plan.

Number of RSAs
Outstanding as of June 30, 2023	459,200
Vested	(449,000)
Forfeited	(10,200)
Outstanding June 30, 2024	-

In connection with awards granted, the Company recognized $1.4 million and $0.2 million in stock-based compensation during the years ended June 30, 2024, and 2023, respectively.

Note 17: Warrants

As a result of the Merger, at June 30, 2024 and 2023, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants and 50,090 Representatives Warrants issued and outstanding, each exercisable for one share of Class A Common Stock with an exercise price of $11.50 (the “Warrants”).

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant. It will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the Warrants is then effective. A prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. Additionally, no warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants.

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

As of June 30, 2024 and 2023, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2024, and 2023, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2024, and 2023 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	June 30,	June 30,
	2024	2023
Stock Price	$3.00	$2.55
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.41%	4.16%
Expected term (years)	3.6	4.6
Expected volatility	36.0%	34.6%
Expected dividend yield	—	—

The significant assumptions using the Lattice model approach for valuation of the Private Placement Warrants and Representative Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.

(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.

(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the Public Warrants, adjusted by guideline public company volatility.

(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0%, and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as follows (in thousands)

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$247	$—	$—	$247

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$206	$—	$—	$206

The table below presents the change in the number and fair value of the Private and Representative Warrants since the Merger on June 30, 2024 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2023	4,120,000	$203	50,090	$3	4,170,090	$206
Exercised	—	—	—	—	—	—
Change in value	—	$41	—	$-	—	$41
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247

