Form 10-Q
period 2024-09-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2024-11-12
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 12, 2024, 50,957,370 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

1 The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets
Cash	$4,290	$1,129
Trade Receivables, Net	102,411	92,357
Inventory, Net	138,488	97,429
Other Current Assets	6,451	5,298
Total Current Assets	251,640	196,213
Property and Equipment, Net	12,526	12,942
Operating Lease Right-of-Use Assets	21,374	22,124
Goodwill	89,116	89,116
Intangibles, Net	12,549	13,381
Other Long-Term Assets	955	503
Deferred Tax Asset, Net	7,500	6,533
Total Assets	$395,660	$340,812
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$176,253	$133,221
Accrued Expenses	6,091	9,371
Current Portion of Operating Lease Obligations	2,192	1,979
Current Portion of Finance Lease Obligations	2,892	2,838
Contingent Liability	511	511
Total Current Liabilities	187,939	147,920
Revolving Credit Facility, Net	85,423	69,587
Finance Lease Obligation, Non- Current	4,270	5,016
Operating Lease Obligations, Non-Current	19,714	20,413
Shareholder Loan (subordinated), Non-Current	10,000	10,000
Warrant Liability	288	247
Total Liabilities	307,634	253,183
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of September 30, 2024, and June 30, 2024	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at September 30, 2024, and at June 30, 2024; Issued and Outstanding 50,957,370 Shares as of September 30, 2024, and June 30, 2024	5	5
Paid In Capital	48,058	48,058
Accumulated Other Comprehensive Loss	(79)	(79)
Retained Earnings	40,042	39,645
Total Stockholders’ Equity	88,026	87,629
Total Liabilities and Stockholders’ Equity	$395,660	$340,812

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
($ in thousands except share and per share amounts)	September 30, 2024	September 30, 2023
Net Revenues	$228,990	$226,755
Cost of Revenues (excluding depreciation and amortization)	203,455	200,501
Operating Expenses
Distribution and Fulfillment Expense	9,018	11,714
Selling, General and Administrative Expense	13,145	14,439
Depreciation and Amortization	1,258	1,641
Restructuring Cost	50	47
Gain on Disposal of Fixed Assets	(15)	—
Total Operating Expenses	23,456	27,841
Operating Income (Loss)	2,079	(1,587)
Other Expenses
Interest Expense, Net	2,839	3,140
Total Other Expenses	2,839	3,140
Loss Before Income Tax Benefit	(760)	(4,727)
Income Tax Benefit	(1,157)	(1,265)
Net Income (Loss)	397	(3,462)

Net Income (Loss) per Share – Basic and Diluted	$0.01	$(0.07)
Weighted Average Common Shares Outstanding – Basic	50,957,370	50,502,170
Weighted Average Common Shares Outstanding – Diluted	50,965,970	50,502,170

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2024 (unaudited)

	Common Stock Shares		Paid In	Accumulated Other Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Loss	Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Net Income		-	-	-	397	397
Balances at September 30, 2024	50,957,370	$5	$48,058	$(79)	$40,042	$88,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2023 (unaudited)

	Common Stock Shares		Paid In	Accumulated Other Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	(Loss)	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of Common Stock, net of transaction cost of $1.9 million	1,335,000	—	1,332	—	—	1,332
Stock-based Compensation Expense	—	—	1,328	—	—	1,328
Net loss	—	—	—	—	(3,462)	(3,462)
Balances at September 30, 2023	50,502,170	$5	$47,202	$(77)	$31,602	$78,732

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net Loss	$397	$(3,462)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation of Property and Equipment	426	590
Amortization of Intangible Assets	832	1,051
Amortization of Deferred Financing Costs (Included in Interest)	351	42
Bad Debt Expense	302	87
Deferred Income Taxes	(967)	—
Stock-based Compensation Expense	—	1,328
Gain on Disposal of Fixed Assets	(15)	—
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	(10,341)	11,348
Inventory	(41,060)	(12,669)
Income Taxes Payable\Receivable	(424)	(1,233)
Operating Lease Right-of-Use Assets	750	884
Operating Lease Obligations	(486)	(971)
Other Assets	(1,176)	1,142
Accounts Payable	43,032	3,123
Accrued Expenses	(3,243)	(3,999)
Net Cash Used in Operating Activities	(11,622)	(2,739)
Cash Flows from Investing Activities:
Capital Expenditures	(10)	—
Net Cash Provided by Investing Activities	(10)	—
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(201,660)	(260,259)
Borrowings on Revolving Credit Facility	217,144	252,621
Proceeds from Shareholder Note (Subordinated), Current	—	46,000
Payments on Shareholder Note (Subordinated), Current	—	(36,000)
Issuance of common stock, net of transaction costs	—	1,332
Payments on Financing Leases	(691)	(595)
Net Cash Provided by Financing Activities	14,793	3,099
Net Increase in Cash	3,161	360
Net Effect of Currency Translation on Cash	—	—
Cash, Beginning of the Period	1,129	865
Cash, End of the Period	$4,290	$1,225
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$2,975	$3,140
Cash Paid for Income Taxes	$234	$44
Supplemental Disclosure for Non-Cash Investing Activities
Fixed Asset Financed with Debt	$7,161	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 1: Organization and Summary of Significant Accounting Policies

Alliance Entertainment Holding Corporation (“Alliance”) was formed on August 9, 2010. The Company provides full-service distribution of pre-recorded music, video movies, video games and related accessories, and merchandising to retailers and other independent customers primarily in the United States. It provides product and commerce solutions to “brick-and-mortar,” e-commerce retailers, and consumer direct websites, while maintaining trading relationships with manufacturers of pre-recorded music, video movies, video games and related accessories. The Company also provides third party logistics (3PL) products and services to customers.

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, stockholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K filed September 20, 2024. June 30, 2024, balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included therein.

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

Liquidity

On December 21, 2023, the Company secured a new three-year $120 million credit facility, replacing the Revolver (see Note 8). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three months ended September 30, 2024, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

	Three Months Ended	Three Months Ended
Revenue	September 30, 2024	September 30, 2023
Customer #1	17.4%	18.5%
Customer #2	13.5%	13.4%
Customer #3	10.5%	11.9%

Receivables	September 30, 2024	June 30, 2024
Customer #1	20.3%	20.2%
Customer #2	*	12.3%

*	Less than 10%

Suppliers:

	Three Months Ended	Three Months Ended
Purchases	September 30, 2024	September 30, 2023
Supplier #1	20.4%	20.1%
Supplier #2	12.0%	15.6%
Supplier #3	11.1%	12.6%

Payables	September 30, 2024	June 30, 2024
Supplier #1	14.7%	15.8%
Supplier #2	*	12.3%
Supplier #3	*	10.6%

Accounting Pronouncements

Recently Issued but Not Yet Adopted Accounting Pronouncements

Accounting Standard Update 2024-03, In 2024, Income Statement—Reporting Comprehensive Income. The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides guidance on the disaggregation of income statement expenses, aiming to enhance the transparency of financial reporting by requiring more detailed disclosures of expense categories. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements to determine the potential effect on its financial reporting and disclosures.

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

Note 2: Summary of Significant Accounting Policies

There have been no material changes or updates to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A Common Stock for the three months ended September 30, 2024, and 2023:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Net Income (Loss) (in thousands)	$397	$(3,462)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding (basic)	50,957,370	50,502,170
Weighted-average Class A Common Stock outstanding (diluted)	50,965,970	50,502,170
Earnings (Loss) per share for Class A Common Stock
— Basic and Diluted	$0.01	$(0.07)

For the three months ended September 30, 2024 and 2023 there are 60,000,000 shares of contingently issuable Class A Common Stock that were not included in the computation of basic or diluted earnings (loss) per share since the contingencies for the issuance of these shares have not been met and 9,920,090 warrants outstanding shares have been excluded from diluted earnings per share because they are anti-dilutive. For the three months ending September 30, 2023, 260,000 restricted shares were excluded from diluted earnings per share because they were anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	September 30, 2024	June 30, 2024
Trade Receivables	$104,819	$93,827
Less:
Allowance for Credit Losses	(739)	(648)
Sales Returns Reserve, Net	(950)	(1,064)
Customer Rebate and Discount Reserve	(719)	242
Total Allowances	(2,408)	(1,470)
Trade Receivables, Net	$102,411	$92,357

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	September 30, 2024	June 30, 2024
Inventory	$145,392	$105,749
Less: Reserves	(6,904)	(8,320)
Inventory, Net	$138,488	$97,429

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	September 30, 2024	June 30, 2024
Other Assets–Current
Prepaid Intellectual Property	$3,350	$2,628
Prepaid Insurance	250	183
Prepaid Acquisitions	-	55
Prepaid Catalogs	184	310
Prepaid Manufacturing Components	20	-
Prepaid Maintenance	663	795
Prepaid Inventory	559	559
Prepaid Shipping Supplies	1,425	768
Total Other Assets–Current	$6,451	$5,298

Other Long-Term Assets
Deposits	$654	$273
Income tax receivable	301	230
Total Other Long-Term Assets	$955	$503

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	September 30, 2024	June 30, 2024
Property and Equipment
Leasehold Improvements	$908	$908
Machinery and Equipment	30,500	30,490
Furniture and Fixtures	1,717	1,717
Capitalized Software	10,377	10,377
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,757	1,757
	57,747	57,737
Less: Accumulated Depreciation and Amortization	(45,221)	(44,795)
Total Property and Equipment, Net	$12,526	$12,942

Depreciation Expense for the three months ended September 30, 2024, and 2023 was $0.4 million and $0.6 million, respectively.

Note 7: Goodwill and Intangibles, Net

	September 30, 2024	June 30, 2024
($ in thousands)
Goodwill, beginning of period	$89,116	$89,116
Additions from business acquisition	—	—
Goodwill, end of period	$89,116	$89,116

Intangibles, Net consists of the following at:

($in thousands)		Year ended September 2024		Year Ended June 2024
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(72,497)	$5,503	(72,019)	$5,981
Mecca Customer Relationships	$8,023	(5,961)	$2,062	(5,818)	$2,205
Customer List	$12,760	(7,776)	$4,984	(7,565)	$5,195
Total	$98,783	(86,234)	$12,549	(85,402)	$13,381

During the three months ending September 30, 2024, and 2023, the Company recorded amortization expense of $0.8 and $1.0 million respectively.

Expected amortization over the next five years, including the remainder of fiscal 2024 and thereafter, as of September 30, 2024, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
Remaining in fiscal year 2025	$2,494
2026	3,015
2027	2,966
2028	1,938
2029	659
Thereafter	1,477
Total Expected Amortization	$12,549

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	September 30, 2024	June 30, 2024
Marketing Funds Accruals	$2,962	$5,012
Payroll and Payroll Tax Accruals	1,221	2,782
Accruals for Other Expenses	1,908	1,577
Total Accrued Expenses	$6,091	$9,371

Note 9: Revolving Credit Facility

On December 21, 2023, the Company refinanced its existing credit facility with Bank of America and established a new credit facility with White Oak Commercial Financing, LLC.

Availability under the terminated Bank of America Credit Facility was limited by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. In addition, there was a commitment fee of 0.25% for unused credit line with fees for the three months ending September 30, 2023, of $0.33 million. Availability at September 30, 2023, was approximately $7 million with an outstanding revolver balance of $126 million. As of September 30, 2023, the effective interest rate was 8.4% (SOFR plus a spread of 3.11%)

On December 21, 2023, the Company entered into a new credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus a margin ranging from 4.50% to 4.75%, depending on the Company’s utilization and consolidated fixed charge coverage ratio. As of September 30, 2024, the effective interest rate was 9.91%.

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

Availability under the Revolving Credit Facility is determined by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. The Company also incurs a commitment fee of 0.25% on unused credit line with fees for three months ending September 30, 2024, of $0.05 million. As of September 30, 2024, the Company had approximately $32 million in available credit, with an outstanding balance of $88 million.

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

The Company was in compliance with its covenants as of September 30, 2024. Revolving Credit Facility, net consists of the following at:

($ in thousands)	September 30, 2024	June 30, 2024
Outstanding Balance	$88,464	$72,979
Less: Deferred Finance Costs	(3,041)	(3,392)
Revolving Credit Facility, Net	$85,423	$69,587

During the three months ending September 30, 2024, and 2023, the Company had interest expenses of $2.0 million and $2.6 million, amortization of deferred finance costs of $0.35 million and $0.04 million, and unused credit line fees of $0.05 million and $0.03 million, respectively.

Note 10: Employee Benefits Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. Medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of September 30, 2024, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of September 30, 2024, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At September 30, 2024, and June 30, 2024, the accrued estimated run out exposure totaled approximately $332,000 and $218,000, respectively, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the condensed consolidated balance sheets.

401(k) Plan

The Company has the Alliance Entertainment 401(k) Plan (the Plan) covering all eligible employees of the Company. All employees over the age of 18 are eligible to participate in the Plan at the beginning of the month following the date of hire. The Plan has an automatic deferral at the beginning of the month following the date of hire. Employees are automatically enrolled in the Plan with a 3% contribution; however, they have the option to increase/decrease their deferrals or opt out of the Plan at any time. The Company currently offers a match contribution of $0.50 of every dollar up to 4% of contribution percentage. The Company conducts a retirement plan review on an annual basis.

Note 11: Income Taxes

The effective tax rate was 152% and 26% for the three months ending September 30, 2024, and 2023, respectively. State tax rates vary among states and average approximately 7.0% although some state rates are higher, and a small number of states do not impose an income tax.

The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction is approximately 7%. For the three months ended September 30, 2024, and 2023, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, Foreign Derived intangible income, and one discrete item from a one-time adjustment for out of measurement period adjustment to the deferred tax liability for software costs.

Note 12: Commitments and Contingencies

Litigation, Claims and Assessments

We are exposed to claims, litigation and/or cyber-attacks of varying degrees arising in the ordinary course of business and use various methods to resolve these matters. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we will explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition.

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 8, 2024, the Company entered into a settlement agreement regarding pending litigation. A settlement hearing is scheduled for November 25, 2024. The Company has accrued $511,000 as of September 30, 2024, and June 30, 2024, respectively, based on the expected loss.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. The plaintiff is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. At this time, we are unable to estimate potential losses, if any, related to this lawsuit.

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

Note 13: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance, which is effective from February 1, 2023, through March 31, 2028, at which time the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the three months ending September 30, 2024, and 2023, Alliance had distribution revenue in the amount of $0 and $0.8 million, respectively, recorded as net revenues in the unaudited condensed consolidated statements of operations.

MVP Logistics, LLC

MVP Logistics is an independent contractor, which, prior to August 31, 2023, was partially owned by Joe Rehak, the SVP of Operations of COKeM International Limited, which Alliance acquired in September 2020. Subsequent to August 31, 2023, Mr. Rehak no longer has an equity stake in MVP Logistics and retired from COKeM in January 2024. Alliance believes the amounts payable to MVP Logistics are at fair market value

During the three months ended September 30, 2024, and 2023 Alliance incurred costs with MVP Logistics, LLC, in the amount of $0 and $1.0 million, respectively, recorded as cost of revenues in the unaudited condensed consolidated statements of operations, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Redlands, California and South Gates, California distribution facilities.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14th, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of September 30, 2024, and June 30, 2024, the outstanding balance on the Ogilvie Loan stood at $10 million.

The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expenses for the three months ended September 30, 2024, and 2023 were $0.27 million and $0.24, respectively. The interest rate at September 30, 2024, was 10.3%.

B&D Capital Partners, LLC

During the fiscal year ended June 30, 2024, the Company entered into a financial advisory agreement with B&D Capital Partners, LLC (“BDCP”). W. Tom Donaldson III, a director of the company, is managing partner and a principal equity holder of Blystone & Donaldson, the parent company of BDPC. The agreement, dated July 28, 2023, engaged BDCP as a non-exclusive financial advisor to assist the Company in issuing privately held debt securities and related transactions. BDCP is owned by Blystone & Donaldson, LLC, and Mr. Donaldson, an independent director of the Company, is a principal of BDCP.

Under the terms of the agreement, BDCP provided financial advisory services, including the review of confidential information, identification and engagement of potential transaction parties, and assistance with investor presentations.

During the three months ending September 30, 2024, the Company did not incur any related party fees with BDCP. For the fiscal year ending June 30, 2024, the Company paid BDCP approximately $1.8 million, which included an advisory fee equal to 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

Note 14: Leases

Components of lease expense were as follows for the three months ending September 30, 2024, and 2023:

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Lease Cost
Finance Lease Cost:
Amortization of Right of Use Assets	$18	$46
Interest on lease liabilities	—	2
Operating Lease Cost	1,061	933
Short - Term Lease Cost	11	19
Variable Lease Cost	240	224
Total Lease Cost	$1,330	$1,224

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.1	2
Operating cash flows from operating leases	$798	$1,020
Financing cash flows from finance leases	$19	49

Right of use assets obtained in exchange for new finance lease liabilities	$7,161	8,681

Weighted average remaining lease term - finance leases (in Years)	0.1	0.9
Weighted average remaining lease term - operating leases (in Years)	6.3	1.4
Weighted average discount rate - finance leases	3.1%	3.7%
Weighted average discount rate - operating leases	5.7%	4.3%

Maturities of operating and finance lease liabilities as of September 30, 2024, are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2025	2,613	2,504
2026	4,115	3,340
2027	4,121	1,988
2028	4,218	—
2029	4,352	—
Thereafter	7,173	—
Total Lease Payments	26,592	7,832
Less Imputed Interest	(4,686)	(670)
Total	21,906	7,162

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of September 30, 2024, 463,800 shares were awarded under the 2023 Plan.

Note 16: Warrants

As a result of the Merger, at September 30, 2024, and June 30, 2024, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants, and 50,090 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

Note 17: Fair Value

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

As of September 30, 2024, and 2023, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2024, and 2023, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility are based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of September 30, 2024, and 2023 the estimated fair value of the Company’s short and long-term debt approximates its carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate the fair value of the Private Warrants and Representative Warrants as of September 30, 2024.

	September 30, 2024	June 30, 2024
Stock Price	$2.72	$3.00
Exercise price per share	$11.50	$11.50
Risk-free interest rate	3.55%	4.41%
Expected term (years)	3.3	3.6
Expected volatility	42.4%	36.0%
Expected dividend yield	—	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.

(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.

(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by the market price of the public warrants, adjusted by guideline public company volatility.

(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$288	$—	$—	$288

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$247	$—	$—	$247

The table below presents the change in number and fair value of the Private and Representative Warrants since June 30, 2024: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	—	—	—	—	—	—
Change in value	—	$41	—	$—	—	$41
September 30, 2024	4,120,000	$285	50,090	$3	4,170,090	$288

Note 18: Stock-Based Compensation

As part of the merger with Adara on February 10, 2023, 600,000 shares were authorized for issuance under the 2023 Omnibus Equity Incentive Plan (the “2023 plan”). Total restricted stock awards of 463,800 shares were granted to employees on June 15, 2023, by approval of the compensation committee. The shares fully vested on October 4, 2023. The Company does not have an annual stock-based compensation plan.

In connection with awards granted, the Company recognized $0 and $1.3 million in stock-based compensation expense during the three months ending September 30, 2024, and September 30, 2023.

In September 2024, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 400,000 shares of Class A common stock, for a total amount reserved under the 2023 Plan of 1,000,000 shares of Class A common stock. On November 7, 2024, the Company’s stockholder approved the amendment to the 2023 Plan.

Note 19 – Issuance of Common Stock

During the three months ending September 30, 2023, the Company sold 1,335,000 shares of its Class A common stock at a price of $3.00 per share, generating gross proceeds of approximately $4.0 million. After deducting underwriting discounts, offering expenses, and representative warrants, net proceeds were approximately $1.3 million. No shares were issued during the three months ending September 30, 2024.

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

Alliance is a leading global wholesaler and distributor of physical media, entertainment products, hardware, and accessories across various platforms. Employing an established multi-channel strategy, Alliance operates as the vital link between renowned international manufacturers of entertainment content and top-tier retail partners both domestically and internationally. With premier suppliers such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others, Alliance maintains in-stock inventory of over 325,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, and collectibles. Combined with exclusive content from AMPED Distribution and Distribution Solutions, Alliance Entertainment serves as a valued added wholesale distributor, direct-to-consumer (“DTC”) distributor and e-commerce provider to notable partners including industry leaders like Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, Shopify, and others. Currently, the company sells its products, permitted for export, to more than 70 countries worldwide.

Additionally, Alliance manages a diverse portfolio of owned e-commerce brands, including Critics’ Choice, Collectors’ Choice, Movies Unlimited, DeepDiscount, popmarket, blowitoutahere, Fulfillment Express, Importcds, GamerCandy, WowHD, and others.

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

Merger and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On July 1, 2022, Alliance purchased the assets and liabilities of Think3Fold, LLC, a collectibles distribution company. This acquisition resulted in increased shelf space at our largest customers and expanded our product offerings.

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

Macroeconomic Uncertainties

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent bank failures, the Russia-Ukraine war and the lingering effects of the COVID-19 pandemic have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

Key Performance Indicators

Management monitors and analyzes key performance indicators to evaluate financial performance, including:

Net Revenue: To derive Net Revenue, the Company reduces total gross sales by customer returns, returns reserve, and allowances including discounts.

Cost of Revenues (excluding depreciation and amortization): Our cost of revenue reflects the total costs incurred to market and distribute products to customers. Changes in cost are impacted primarily by sales volume, product mix, product obsolescence, freight costs, and market development funds (“MDF”).

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended September 30, 2024, Compared to Three Months Ended

September 30, 2023

	Three Months Ended	Three Months Ended
($ in thousands except shares)	September 30, 2024	September 30, 2023
Net Revenues	$228,990	$226,755
Cost of Revenues (excluding depreciation and amortization)	203,455	200,501
Operating Expenses
Distribution and Fulfillment Expense	9,018	11,714
Selling, General and Administrative Expense	13,145	14,439
Depreciation and Amortization	1,258	1,641
Restructuring Costs	50	47
(Loss) on Disposal of Fixed Assets	(15)
Total Operating Expenses	23,456	27,841
Operating Income (Loss)	2,079	(1,587)
Other Expenses
Interest Expense, Net	2,839	3,140
Total Other Expenses	2,389	3,140
(Loss) Before Income Tax Benefit	(760)	(4,727)
Income Tax (Benefit)	(1,157)	(1,265)
Net Income (Loss)	397	(3,462)

Net Revenue: Year-over-year, total net revenues increased from $227 million to $229 million ($2 million, 1%) for the three months ended September 30, 2024. Alliance Entertainment is a recognized leader and value-added distributor with exclusive distribution rights for approximately 150 studios and labels in the film and music industry. This extensive portfolio of unique content, combined with our deep inventory portfolio, enables us to service bulk B2B and direct-to-consumer (DTC) businesses with a vast selection of products unavailable through other distributors. Our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled approximately 34% of gross revenue for the three months ended September 30, 2024, versus 30% for the three months ended September 30, 2023.

Year over year, vinyl record sales increased from $67.3 million to $70.5 million ($3.2 million, 4.8%) for the three months ending September 30, 2024. The average selling price of Vinyl was up 4.9% and partially offset by decreased volume resulting in the 4.8% increase in revenue growth versus the prior year. We expect music enthusiasts and collectors to extend this upward trend because of passion for music, their appreciation for the artwork, and a desire to enhance their physical collection. Likewise, Music Compact Discs (CDs) sales increased from $33.1 million to $34.4 million ($1.3 million, 4.0%). The popularity of K-Pop helped us realize a 1.1% increase in the average selling price of CDs combined with an increase in volume resulted in a net gain in revenue year-over-year. Similarly, physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $46.8 million to $52.9 million ($6.1 million, 13.2%) versus the same period last year. The average selling price of physical film products increased 18.6% year over year and more than offset the decline in volume. The consistent flow of new theatrical releases, combined with 4K and collectable SteelBook content, continues to drive home video sales. We expect the trend of higher price points to continue as brick & mortar retailers cater to the consumer preference for omnichannel shopping experiences and curated content versus inexpensive, mass market product offerings. Alliance Entertainment’s ability to offer retailers in-store and on-line channels a deep, extensive library of both music and movies helps provide them with the products for a cohesive shopping experience based on personal preference and engagement with their respective brands.

Consumer products revenue decreased from $10.6 million to $7.3 million (-$3.4 million, or -31.6%) versus the prior year. The average selling price per unit declined this quarter primarily due to mix and was partially offset by increased sales volume. The collectables industry appears to have stabilized in the post- pandemic era and major trade shows have resumed their promotion of these unique products. The collectables market is an integral part of the entertainment market segment due to its mix of nostalgic, investment, and intrinsic value. As such, we believe there is continued profitable growth in this category as the industry solidifies how best to leverage and satisfy the consumer demand for collectibles related to movie & TV franchise and classic toy trends.

Gaming product revenue increased from $52.6 million to $57.1 million ($4.5 million, 8.6%). The revenue derived from a higher price point was the direct result of our success selling more hardware and retro arcades than in prior periods. Gaming suppliers continue to transition to subscription-based models, and we expect to benefit from new hardware releases during the next year. We continue to proactively monitor gaming industry trends to ensure we have the right product mix to meet market demand and maximize profitability.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $201 million to $203 million ($2 million or 1%) year over year primarily due to the direct relation of product costs to sales volume. However, Gross Margin dollars decreased year over year as product margins declined from 11.6% to 11.2%. The Gross Margin decline for the three months ended September 30, 2024, over the same period prior year, was primarily due to our desire to convert aged inventory into cash prior to the holiday season albeit at lower margins.

Operating Expenses: Total operating expenses for the quarter decreased from $28 million to $23 million and decreased as a percentage of net revenue from 12.2% to 10.3% during the same period the prior year. Total Distribution and fulfillment expense declined from $11.7 million to $9.0 million (-$2.7 million, -23%) and decreased from 5.2% to 3.9% as a percentage of net revenue for the three months ended September 30, 2024, versus the same period prior year. We continue to invest in warehouse automation to reduce the need for total warehouse labor and utilize temporary labor forces to manage changes in demand. As a result, fulfillment payroll declined from $7.3 million to $6.3 million (-$1.0 million, -14%) for the three months ending September 30, 2024, versus the same period of the prior year. In addition, despite low unemployment rates, the average cost per labor hour declined approximately 5%. In May of 2024, we consolidated operations by closing our Shakopee, MN warehouse which also helped reduce operating costs and improve efficiency by centralizing operations and reducing redundancy. And, as we continue to identify and implement business process changes to improve overall efficiency, total selling, general and administrative costs remained flat year over year.

Interest Expense: For the three months ending September 30, 2024, total interest expense decreased from $3.1 million to $2.8 million (-$0.3 million or -10%) versus the same period of the prior year. The primary driver was a reduction of the average revolver balance from $124 million to $81 million (-$43 million or -35%) over the same period of the prior year, partially offset by an increase of our effective interest rate from 8.5% to 10.0%.

Income Tax: For the three months ended September 30, 2024, an income tax benefit of $1.2 million was recorded compared to a benefit of $1.3 million for the same period in the prior year. Alliance reported a pretax loss of $0.8 million and $4.7 million for the three-months ended September 30, 2024, and 2023, respectively. The annual effective tax rate for the three months ended September 30, 2024, was 152%. The difference between the Company’s effective tax rate and the 21% federal statutory rate primarily resulted from state income taxes, Foreign derived intangible income, and one discrete item from a one-time adjustment for out of measurement period adjustment to the deferred tax liability for software costs.

Non-GAAP Financial Measures: For the three months ending September 30, 2024, we had non-GAAP Adjusted EBITDA of approximately $3.4 million compared with Adjusted EBITDA of approximately $1.3 million in the same period of the prior year. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Net Income (Loss)	$397	$(3,462)
Add back:
Interest Expense	2,839	3,140
Income Tax Benefit	(1,157)	(1,265)
Depreciation and Amortization	1,258	1,641
EBITDA	$3,337	$54
Adjustments
Stock-based Compensation Expense	-	1,328
Change In Fair Value of Warrants	41	(124)
Restructuring Cost	50	47
Loss on Disposal of Property and Equipment	(15)	-
Adjusted EBITDA	$3,413	$1,305

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On December 21, 2023, Alliance Entertainment Holding Corporation entered into a Loan and Security Agreement, providing for a three-year $120 million senior secured asset-based credit facility, with White Oak Commercial Finance, LLC. The Revolving Credit Facility replaced the Company’s revolver with Bank of America (the “Prior Credit Facility”).

The Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are cash on-hand, cash provided by operating activities, and borrowings under our credit facility. As of September 30, 2024, in addition to the $4.3 million of cash, we carried a $88 million revolver balance on our $120 million credit facility (the “Revolving Credit Facility”) under the Loan and Security Agreement with White Oak Commercial Finance, LLC. Since June 30, 2024, our available collateral increased from $117 million to $142 million ($25 million, 21%). Our availability decreased from $44 million to $32 million, a decrease of $12 million, as we build our inventory for the 2024 holiday season. Year over year, we have converted accounts receivable and inventory to cash which was used to reduce the revolver balance from $126 million on September 30, 2023, to $88 million (-$38 million or -28%) on September 30, 2024. Furthermore, combined with a lower loan ceiling of $120 million versus $175 million, we have reduced debt service costs.

($in millions)	September 30, 2024	June 30, 2024
Revolver Balance	$88	$73
Availability	32	44

Our liquidity position has improved significantly since the Merger. The company’s liquidity ratio (current assets divided by current liability) increased to 1.34 from 0.87 last year. This improvement reflects a stronger ability to meet short-term obligations, providing us with more financial flexibility and stability. We intend to principally rely on our borrowing capacity under the Revolving Credit Facility as well as any renewal or replacement of such facility. The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. Since the exercise price of the Warrants of $11.50 per share is significantly greater than the current market price of the Class A common stock $4.87 as of November 8, 2024 we do not expect the Warrants to be exercised until such time, if ever, that the market price of the Class A common stock exceeds the exercise price of the Warrants. Although the Company does not currently intend to do so, following this offering, the Company may seek to raise additional capital through the sale of equity securities.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the three months ended September 30, 2024, and 2023.

	Three Months Ended
($ in thousands)	September 30, 2024	September 30, 2023
Net Income (Loss)	$397	$(3,462)
Net Cash (Used In) Provided By:
Operating Activities	(11,622)	(2,739)
Investing Activities	(10)	—
Financing Activities	14,793	3,099

For the three months ended September 30, 2024, on net income of $0.4 million, the Company’s cash used in operating activities was $11.6 million versus $2.7 million used in operations for the three months ended September 30, 2023. Compared to the same three-month period last year, there was a $4 million improvement in net income combined with a $41 million increase in inventory versus a decrease of $13 million increase in inventory for the same three-month period prior year. The key driver was approximately $21 million less inventory on-hand to support sales for the three months ended September 30, 2024, due to the relatively high inventory position on September 30, 2023, because of the supply chain disruptions that occurred in the prior year. The $41 million decrease in inventory for the three months ending September 30, 2024, was offset of $43 million increase to accounts payable and a $10 million increase in trade receivables.

The cashflow from investing activities was $10,000 for the three months ended September 30, 2024, and $0 for the same period prior year.

Net cash provided by financing activities was $14.7 million for the three months ending September 30, 2024, versus cash provided of $3.1 million for the same period prior year. The primary reason was an increase in borrowing necessary to obtain desired inventory levels which increased from $97 million on June 30, 2024, to $138 million ($41 million or 42%) at September 30, 2024. However, year over year, financing requirements were reduced because the value of inventory declined from $159 million on September 30, 2023, to $138 million on September 30, 2024 (-$20 million or -13%). In addition, our debt service exposure declined year over year as the revolver balance declined from $126 million to $85 million (-$41 million or -33%) from September 30, 2023, to 2024, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. The actual results could differ materially from these estimates.

No changes were made to the critical accounting estimates discussed in the 2024 Annual Report during the three months ending September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relate to the fact that the Company did not have the necessary business processes and related internal controls fully implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. The Company has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which has been implemented withing the reporting period but has yet to be effective for most of the fiscal year ended June 30, 2024. The material weaknesses will be considered remediated when such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of September 30, 2024, the following material weaknesses existed:

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

Remediation Plan for Material Weaknesses

As of September 30, 2024, the Company has implemented controls that we are confident will remediate the identified material weaknesses. While certain controls were fully operational only for a portion of the prior fiscal year ending June 30, 2024, some control implementations are still ongoing, with significant remediation efforts to be finalized by the fiscal year ending June 30, 2025. These efforts focused on enhancing financial oversight, improving the accuracy and compliance of financial operations, and strengthening our internal controls over financial reporting (ICFR). The Company continues to monitor the effectiveness of these controls to ensure sustained compliance.

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

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2024, except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, on March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. We intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. At this time, we are unable to estimate potential losses, if any, related to the lawsuit.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. The plaintiff is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. At this time, we are unable to estimate potential losses, if any, related to this lawsuit.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ending June 30, 2024, filed with the SEC on September 20, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: November 12, 2024	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

