Form 10-Q
period 2024-12-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2025-02-13
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2024

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

As of February 13, 2025, 50,957,370 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

1 The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets
Cash	$2,490	$1,129
Trade Receivables, Net of Allowance for Credit Losses of $830 and $648, respectively	147,038	92,357
Inventory, Net	96,338	97,429
Other Current Assets	7,658	5,298
Total Current Assets	253,524	196,213
Property and Equipment, Net	12,226	12,942
Operating Lease Right-of-Use Assets, Net	20,710	22,124
Goodwill	89,116	89,116
Intangibles, Net	18,470	13,381
Other Long-Term Assets	177	503
Deferred Tax Asset, Net	7,500	6,533
Total Assets	$401,723	$340,812
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$190,362	$133,221
Accrued Expenses	7,745	9,371
Current Portion of Operating Lease Obligations	2,699	1,979
Current Portion of Finance Lease Obligations	2,947	2,838
Contingent Liability	511	511
Total Current Liabilities	204,264	147,920
Revolving Credit Facility, Net	66,975	69,587
Finance Lease Obligation, Non- Current	3,510	5,016
Operating Lease Obligations, Non-Current	19,044	20,413
Shareholder Loan (subordinated), Non-Current	10,000	10,000
Warrant Liability	2,379	247
Total Liabilities	306,172	253,183
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of December 31, 2024, and June 30, 2024	—	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at December 31, 2024, and at June 30, 2024; Issued and Outstanding 50,957,370 Shares as of December 31, 2024, and June 30, 2024	5	5
Paid In Capital	48,512	48,058
Accumulated Other Comprehensive Loss	(79)	(79)
Retained Earnings	47,113	39,645
Total Stockholders’ Equity	95,551	87,629
Total Liabilities and Stockholders’ Equity	$401,723	$340,812

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands except share and per share amounts)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net Revenues	$393,672	$425,586	$622,662	$652,341
Cost of Revenues (excluding depreciation and amortization)	351,382	377,883	554,837	578,384
Operating Expenses
Distribution and Fulfillment Expense	12,419	15,144	21,437	26,858
Selling, General and Administrative Expense	13,800	15,157	26,905	29,718
Depreciation and Amortization	1,255	1,412	2,512	3,054
Restructuring Cost	19	—	69	47
Gain on Disposal of Fixed Assets	—	—	(15)	—
Total Operating Expenses	27,493	31,713	50,908	59,677
Operating Income	14,797	15,990	16,917	14,280
Other Expenses
Interest Expense, Net	2,827	3,328	5,666	6,468
Change in Fair Value of Warrants	2,545	(41)	2,586	(165)
Total Other Expenses	5,372	3,287	8,252	6,303
Income Before Income Tax Expense	9,425	12,703	8,665	7,977
Income Tax Expense	2,354	3,789	1,197	2,525
Net Income	7,071	8,914	7,468	5,452
Net Income per Share – Basic and Diluted	0.14	0.18	$0.15	$0.11
Weighted Average Common Shares Outstanding - Basic	50,957,370	50,930,770	50,957,370	50,716,470
Weighted Average Common Shares Outstanding - Diluted	50,965,970	51,394,570	50,965,970	51,180,270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended December 31, 2024 (unaudited)

	Common Stock			Accumulated Other
	Shares	Par	Paid In	Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Loss	Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Net Income		-	-	-	397	397
Balances at September 30, 2024	50,957,370	$5	$48,058	$(79)	$40,042	$88,026
Warrants conversion, from Liability to Equity	—	—	454	—	—	454
Net Income	—	—	—	—	7,071	7,071
Balances at December 31, 2024	50,957,370	$5	$48,512	$(79)	$47,113	$95,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended December 31, 2023 (unaudited)

	Common Stock Shares	Par	Paid In	Accumulated Other Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Loss	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of Common Stock, net of transaction cost of $1.9 million	1,335,000	—	1,332	—	—	1,332
Stock-based Compensation Expense	—	—	1,328	—	—	1,328
Net loss	—	—	—	—	(3,462)	(3,462)
Balances at September 30, 2023	50,502,170	$5	$47,202	$(77)	$31,602	$78,732
Issuance of Common Stock	—	—	798	—	—	798
Stock-based Compensation Expense	428,600	—	58	—	—	58
Net income	—	—	—	—	8,914	8,914
Balances at December 31, 2023	50,930,770	$5	$48,058	$(77)	$40,516	$88,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net Income	$7,468	$5,452
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation of Property and Equipment	849	1,027
Amortization of Intangible Assets	1,663	2,027
Amortization of Deferred Financing Costs (Included in Interest)	702	159
Allowance for Credit Losses	575	333
Change in Fair Value of Warrants	2,586	(165)
Deferred Income Taxes	(967)	—
Operating Lease Right-of-Use Assets	1,414	1,764
Gain on Disposal of Fixed Assets	(15)	—
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	(55,255)	(78,957)
Inventory	1,849	32,831
Income Taxes Payable\Receivable	1,494	2,557
Other Assets	(2,319)	2,217
Operating Lease Obligations	(649)	(1,957)
Accounts Payable	57,141	60,675
Accrued Expenses	(2,918)	(1,857)
Net Cash Provided by Operating Activities	13,618	26,106
Cash Flows from Investing Activities:
Capital Expenditures	(10)	(131)
Cash inflow from Asset Disposal	15	—
Cash Paid for Business Asset Purchase	(7,551)	—
Net Cash Used in Investing Activities	(7,546)	(131)
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(538,604)	(591,057)
Borrowings on Revolving Credit Facility	535,290	558,768
Proceeds from Shareholder Note (Subordinated), Current	—	46,000
Payments on Shareholder Note (Subordinated), Current	—	(36,000)
Issuance of common stock, net of transaction costs	—	3,516
Deferred Financing Costs	—	(4,211)
Payments on Financing Leases	(1,397)	(1,201)
Net Cash Used in Financing Activities	(4,711)	(24,185)
Net Increase in Cash	1,361	1,790
Cash, Beginning of the Period	1,129	865
Cash, End of the Period	$2,490	$2,655
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$5,735	$6,468
Cash Paid for Income Taxes	$795	$44
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Stock-based compensation conversion to stock		1,386
Conversion of Warrants from liability to Equity	454

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Consolidated financial statements are presented for Alliance Entertainment Holding Corporation and business operations are conducted through seven subsidiaries. The Company’s corporate offices are headquartered in Plantation, FL, with primary warehouse facilities located in Shepherdsville, KY and the terminated Shakopee, MN.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Basis for Presentation

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

Significant estimates inherent in the preparation of the accompanying condensed unaudited consolidated financial statements include management’s estimates of sales returns, warrants fair value, rebates, inventory valuation, allowance for credit losses, and inventory recoverability. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Liquidity

On December 21, 2023, the Company secured a new three-year $120 million credit facility, replacing the Revolver (see Note 9). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three and six months ended December 31, 2024, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these unaudited consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Revenue	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Customer #1	12.9%	15.0%	14.6%	15.8%
Customer #2	10.9%	10.8%	10.7%	*
Customer #3	*	*	10.8%	10.9%

*	Less than 10%

Receivables	December 31, 2024	June 30, 2024
Customer #1	20.9%	20.2%
Customer #2	*	12.3%
Customer #3	11.1%	*

*	Less than 10%

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Purchases	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Supplier #1	23.6%	35.8%	18.5%	28.5%
Supplier #2	20.6%	15.9%	20.5%	17.5%
Supplier #3	*	*	*	*

*	Less than 10%

Payables	December 31, 2024	June 30, 2024
Supplier #1	*	*
Supplier #2	19.7%	15.8%
Supplier #3	10.3%	12.3%
Supplier #4	*	10.6%

*	Less than 10%

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

Earnings per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options, warrants, and unvested restricted stock units, were exercised and converted into common shares and the impact would not be antidilutive. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive. Contingently issuable shares are included in basic net income per share only when there is no circumstance under which those shares would not be issued.

As a result of the Merger (see Note 15), the Company has retroactively adjusted the weighted average shares outstanding prior to February 10, 2023, to give effect to the Exchange Ratio used to determine the number of shares of Class A Common Stock into which they were converted.

The following table sets forth the computation of basic and diluted net earnings per share of Class A Common Stock for the three and six months ended December 31, 2024, and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net Income (in thousands)	$7,071	$8,914	$7,468	$5,452
Basic and diluted shares
Weighted-average Class A Common Stock outstanding - Basic	50,957,370	50,930,770	50,957,370	50,716,470
Weighted-Average Class A Common Stock Outstanding - Diluted	50,965,970	51,394,570	50,965,970	51,180,270
Income per share for Class A Common Stock
— Basic and Diluted	$0.14	$0.18	$0.15	$0.11

For the three and six months ended December 31, 2024, and 2023 there are 60,000,000 shares of contingently issuable Class A Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met and 9,920,090 warrants outstanding shares have been excluded from diluted earnings per share because they are anti-dilutive. For the three and six months ending December 31, 2024, 260,000 restricted shares were excluded from diluted earnings per share because they were anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	December 31, 2024	June 30, 2024
Trade Receivables	$152,036	$93,827
Less:
Allowance for Credit Losses	(830)	(648)
Sales Returns Reserve, Net	(1,212)	(1,064)
Customer Rebate and Discount Reserve	(2,956)	242
Total Allowances	(4,998)	(1,470)
Trade Receivables, Net	$147,038	$92,357

$ in thousands
Allowance for Credit Losses Roll forward	For the Six Months Ended December 31, 2024,
Beginning Balance as of June 30, 2024	(648)
Current Period Provision for Expected Credit Losses	(575)
Write-offs (net of recoveries)	400
Recoveries of Previously Written-off Accounts	(7)
Ending Balance as of December 31, 2024	(830)

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	December 31, 2024	June 30, 2024
Inventory	$102,645	$105,749
Less: Reserves	(6,307)	(8,320)
Inventory, Net	$96,338	$97,429

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	December 31, 2024	June 30, 2024
Other Assets–Current
Prepaid Intellectual Property	$3,171	$2,628
Prepaid Insurance	534	183
Prepaid Acquisitions	128	55
Prepaid Catalogs	477	310
Prepaid Manufacturing Components	20	-
Prepaid Maintenance	1,326	795
Prepaid Inventory	372	559
Prepaid Shipping Supplies	1,618	768
Prepaid Royalties	12	-
Total Other Assets–Current	$7,658	$5,298

Other Long-Term Assets
Deposits	$177	$273
Income tax receivable	-	230
Total Other Long-Term Assets	$177	$503

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	December 31, 2024	June 30, 2024
Property and Equipment
Leasehold Improvements	$908	$908
Machinery and Equipment	30,624	30,490
Furniture and Fixtures	1,717	1,717
Capitalized Software	10,377	10,377
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,757	1,757
	57,871	57,737
Less: Accumulated Depreciation and Amortization	(45,645)	(44,795)
Total Property and Equipment, Net	$12,226	$12,942

Depreciation Expense for the three months ended December 31, 2024, and 2023 was $0.4 million and $0.4 million respectively, and for the six months ended December 31, 2024, and 2023 was $0.8 million and $1.0 million, respectively.

Note 7: Goodwill and Intangibles, Net

	December 31, 2024	June 30, 2024
($ in thousands)
Goodwill, beginning of period	$89,116	$89,116
Goodwill, end of period	$89,116	$89,116

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years.

Intangibles, Net consists of the following at:

($ in thousands)		December 2024		June 2024
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(72,974)	$5,026	(72,019)	$5,981
Mecca Customer Relationships	$8,023	(6,105)	$1,918	(5,818)	$2,205
Customer List	$12,760	(7,986)	$4,774	(7,565)	$5,195
Tradename - HMBR	$6,752	—	6,752	—	—
Total	$105,535	87,065	$18,470	(85,402)	$13,381

During the three months ending December 31, 2024, and 2023, the Company recorded amortization expense of $0.8 million and $1.0 million, respectively and during the six months ended December 31, 2024, and 2023, the Company recorded amortization expenses of $1.7 million and $2.0 million, respectively.

Expected amortization over the next five years, including the remainder of fiscal 2025 and thereafter, as of December 31, 2024, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
Remaining in fiscal year 2025	$1,663
2026	3,015
2027	2,966
2028	1,938
2029	659
Thereafter	8,229
Total Expected Amortization	$18,470

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	December 31, 2024	June 30, 2024
Marketing Funds Accruals	$3,285	$5,012
Payroll and Payroll Tax Accruals	1,660	2,782
Accruals for Other Expenses	2,800	1,577
Total Accrued Expenses	$7,745	$9,371

Note 9: Revolving Credit Facility

On December 21, 2023, the Company terminated its existing credit facility with Bank of America and established a new credit facility with White Oak Commercial Financing, LLC.

Availability under the terminated Bank of America Credit Facility was limited by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. In addition, there was a commitment fee of 0.25% for unused credit line with fees for the six months ending December 31, 2023, of $0.63 million. The credit facility was terminated on December 21, 2023, there was no revolver balance or availability after termination. As of December 21, 2023, the effective interest rate was 8.9% (SOFR plus a spread of 3.11%).

On December 21, 2023, the Company entered into a new credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility is a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit facility bear interest at the 30-day SOFR rate, subject to a floor of 2%, plus a margin ranging from 4.50% to 4.75%, depending on the Company’s utilization and consolidated fixed charge coverage ratio. As of December 31, 2024, the effective interest rate was 9.7%.

If the Company reduces or terminates the commitments under the Revolving Credit Facility before its maturity, it will incur an early termination fee of 2% if done before December 21, 2024, or 1% if done between December 21, 2024, and August 21, 2025. Additionally, if the facility is reduced or terminated on or before June 21, 2025, the Company is required to pay a minimum interest amount of 10% of the revolver minimum based on $100 million until December 2024.

Availability under the Revolving Credit Facility is determined by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. The Company also incurs a commitment fee of 0.25% on unused credit line with fees for six months ending December 31, 2024, of $0.1 million. As of December 31, 2024, the Company had approximately $50 million in available credit, with an outstanding balance of $70 million.

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

The Company was in compliance with its covenants as of December 31, 2024. Revolving Credit Facility, net consists of the following at:

($ in thousands)	December 31, 2024	June 30, 2024
Outstanding Balance	$69,665	$72,979
Less: Deferred Finance Costs	(2,690)	(3,392)
Revolving Credit Facility, Net	$66,975	$69,587

During the three and six months ending December 31, 2024, and 2023, the Company had interest expenses of $2.0 million and $3.0 million, respectively and $4.0 million and $5.9 million, respectively. Amortization of deferred finance costs of $0.4 million, $0.1 million, respectively $0.7 million and $0.2 million, respectively and unused credit line fees of $0.1 million and $0.01 million, respectively.

Note 10: Employee Benefits Company Health Plans

The Company sponsors the Alliance Health & Benefits Plan (AHBP) consisting of the following plans: self-insured medical (PPO and HDHP), dental (PPO and HMO), vision, life Insurance, and short & long-term disability. Medical insurance is self-insured to a maximum company exposure of $225,000 per individual occurrence, at which time a stop loss policy covers the balance of covered claims. The Company contributes various percentages to different levels of premium coverage. As of December 31, 2024, the Company fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by our plan administrator.

The Dental insurance HMO is self-insured to a maximum per individual procedure based on a published schedule which measures exposure. The PPO policy is fully insured. The Company contributes various percentages to different levels of premium coverage. As of December 31, 2024, the Company was fully accrued for estimated run out exposure on a mature claim basis, as provided and calculated by the plan administrator. The vision plan, life insurance plan, and short and long-term disability plans are fully insured, sponsored by the Company and premiums are paid by the employer and employee based on various Board approved schedules. At December 31, 2024, and June 30, 2024, the accrued estimated run out exposure totaled approximately $332,000 and $218,000, respectively, for the medical and dental insurance plans. Accrued estimated runout exposure is included in accrued expenses on the condensed consolidated balance sheets.

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

Note 11: Income Taxes

The effective tax rate was 25% and 32% for the three months ending December 31, 2024, and 2023, respectively. The difference between the Company’s effective tax rate for the three months ended December 31, 2024, and the federal statutory rate primarily resulted from state income taxes and Foreign Derived Intangible Income.

The effective tax rate was 14% and 32% for the six months ending December 31, 2024, and 2023, respectively. The difference between the Company’s effective tax rate for the six months ended December 31, 2024, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and a discrete item from an out-of-measurement period adjustment to the deferred tax liability related to software costs.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 26, 2024, the parties executed a Stipulation of Settlement which contemplates payment by the Company of $511,000 in exchange for the dismissal of all claims against the Company and the other defendants, which is pending court approval.  On or about September 19, 2024, the Court issued an order requiring certain modifications to the previously submitted Stipulation of Settlement. On January 17, 2025, the parties submitted a revised Stipulation of Settlement and related documents to the Court. The Company has accrued $511,000 as of December 31, 2024, and June 30, 2024, respectively, based on the expected loss.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. The plaintiff is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. Once pleadings are closed, the Court will likely require a mediation. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. At this time, we are unable to estimate potential losses, if any, related to this lawsuit.

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

Ledworks, LLC and Ledworks, s.r.l. v. COKeM: On June 26, 2024, Alliance received a demand letter from Ledworks’ Minnesota counsel citing claims for outstanding interest for invoices dating back to calendar year 2022. Over the last 18 months, COKeM was attempting to resolve a reconciliation/return of products to Ledworks for an over-purchase made in 2022. The parties exchanged reconciliation schedules, and prior to removing all products from the Cokem’s Minnesota warehouse, the product was shipped to Ledworks for credit against the account payable. The parties are in discussion to attempt to reach agreement on one outstanding invoice (invoice amount $0.08 million). COKeM has an outstanding Return Authorization request to return $100,000 of additional product that Ledworks has failed to authorize. Ledworks is claiming interest due under Minnesota statutory in excess of $500,000 which Alliance disputes.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval on December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval.

Balabbo v Abysse America, Inc., Target Corporation, DirectToU, LLC (Prop 65): On or about December 11, 2024, DirectToU received a tender of defense from Target Corporation citing a possible violation of California Proposition 65 for a product sold by DirectToU allegedly containing lead. The product in question was supplied to Alliance by Abysse America. Alliance/DTU have tendered defense to Abysse. Abysse has engaged counsel to respond to the Prop 65 Violation Notice. At this time, Alliance/DTU have discontinued the product, but have documentation supplied by Abysse showing that the product was properly tested and was within allowable thresholds for lead and other substances.

McConigle v Alliance/DirectToU, LLC: On December 29, 2024, McConigle filed a class action suit against Alliance in the United States District Court for the Southern District of Florida (Case 0:24-cv-62443-DSL), alleging violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). Alliance is still evaluating the factual allegations of violation against internal records regarding solicitation/advertising to the phone number at issue. Alliance intends to defend this matter vigorously and denies all allegations.

Note 13: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance, which is effective from February 1, 2023, through March 31, 2028, at which time the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the three and six months ending December 31, 2024, and 2023, Alliance had distribution revenue in the amounts of $0 and $0.05 million and $0 and $0.2 million, respectively, recorded as net revenues in the unaudited condensed consolidated statements of operations.

During the three-month periods ended December 31, 2024, and 2023, and the six-month periods ended December 31, 2024, and 2023, the Company had additional sales to GameFly of $0.8 million, $1.5 million, $1.6 million, and $2.3 million, respectively.

As of December 31, 2024, and June 30, 2024, the Company had a receivable from GameFly of $1.8 million, recorded within other receivables, net, on the unaudited condensed consolidated balance sheets.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14th, 2023 with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of December 31, 2024, and June 30, 2024, the outstanding balance on the Ogilvie Loan stood at $10 million.

The Ogilvie Loan is subordinated to the Company’s revolving credit facility, meaning that in the event of liquidation or default, repayment of the Ogilvie Loan is subordinate to amounts outstanding under the Company’s debt arrangements.

The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expenses for the three and six months ended December 31, 2024, and 2023 was $0.26 million and $0.24 million, respectively and $0.53 million and $0.48 million, respectively. The interest rate at December 31, 2024, was 9.94%.

MVP Logistics, LLC

MVP Logistics is an independent contractor, which, before August 31, 2023, was partially owned by Joe Rehak, the SVP of Operations of COKeM International Limited, which Alliance acquired in September 2020. Subsequent to August 31, 2023, Mr. Rehak no longer has an equity stake in MVP Logistics and retired from COKeM in January 2024. Alliance believes the amounts payable to MVP Logistics are at fair market value

During the three and six months ended December 31, 2024 and 2023, Alliance incurred costs with MVP Logistics LLC, in the amount of $0 and $0, respectively and $0 and $1.0 million, respectively, recorded as cost of revenues in the unaudited condensed consolidated statements of operations, for freight shipping fees, transportation costs, warehouse distribution, and MVP 3PL services (for Arcades) at the Santa Fe Springs, and South Gates, California distribution facilities.

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

During the three and six months ending December 31, 2024, the Company did not incur any related party fees with BDCP. For the fiscal year ending June 30, 2024, the Company paid BDCP approximately $1.8 million, which included an advisory fee equal to 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

Note 14: Leases

Components of lease expense were as follows for the three and six months ending December 31, 2024, and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Lease Cost ($ in thousands)	2024	2023	2024	2023
Finance Lease Cost:
Amortization of Right of Use Assets	364	46	743	93
Interest on lease liabilities	130	1	272	3
Capitalized Operating Lease Cost	1,062	920	2,123	1,853
Short – Term Lease Cost	20	-	30	-
Variable Lease Cost	264	1,367	506	1,592
Total Lease Cost	1,840	2,334	3,674	3,541

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	-	1	-	3
Operating cash flows from Capitalized Operating leases	559	1,026	1,357	2,046
Financing cash flows from finance leases	709	50	1,421	99

	December 31, 2024	June 30, 2024
Right of use assets obtained in exchange for new finance lease liabilities	6457	7,853
Right of use assets obtained in exchange for new Capitalized Operating lease liabilities	-	21,900
Net ROU remeasurement	-	(9)

Weighted average remaining lease term - finance leases (in Years)	2.08%	2.86%
Weighted average remaining lease term - Capitalized Operating leases (in Years)	6.11	6.50
Weighted average discount rate - finance leases	7.22%	7.22%
Weighted average discount rate - Capitalized Operating leases	5.7%	5.7%

Maturities of operating and finance lease liabilities as of December 31, 2024, are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal ending June 30, 2025	1,757	1,670
2026	4,148	3,340
2027	4,154	1,987
2028	4,232	-
2029	4,352	-
Thereafter	7,173	-
Total Lease Payments	25,816	6,997
Less Imputed Interest	(4,073)	(540)
Present Value Obligations	21,743	6,457
Short-term Liability	2,699	2,947
Long-term Liability	19,044	3,510

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

The following table summarizes the shares of Class A outstanding immediately following consummation of the Merger:

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of December 31, 2024, 463,800 shares were awarded under the 2023 Plan.

Note 16: Asset Purchase

On December 17th, 2024, the Company completed an asset purchase from Bensussen Deutsch & Associates, LLC, “an unrelated third party” for a total cash consideration to the seller of $7,551 million. The asset purchase included inventory, tooling equipment, and a trademark.

The allocation of the purchase price was as follows:

($ in thousands)

Inventory	$765
Property and Equipment, tooling	124
Prepaid Assets	2
Accrued Liability	(25)
Total Identifiable net assets (liabilities)	866
Intangible assets (Trademark) (including capitalized costs)	6,752
Total Purchase Price (allocated)	$7,618
Total Cash Consideration Paid to Seller	$7,551
Capitalized Acquisition Costs (Legal and Shipping fees)	67

The acquired intangible asset represents a trademark associated with the Company’s recently acquired product line, Handmade by Robots. The trademark is determined to have an indefinite useful life and will not be amortized. Instead, it will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired, in accordance with ASC 350 (Intangibles – Goodwill and Other).

Inventory was recorded at its estimated fair value on the acquisition date and is expected to be sold within 18 months. Acquisition-related costs of $67 thousand, consisting of capitalized legal and shipping fees, included in the value of the intangible asset in accordance with ASC 805 -50-30-1. As a result, the total allocated purchase price, including capitalized costs, is $7,618 thousand.

Note 17: Warrants

As a result of the Merger, at December 31, 2024, and June 30, 2024, there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants, and 50,090 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

Public Warrants

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the condensed consolidated balance sheets. They may only be exercised for a whole number of shares. The Public Warrants are currently exercisable at $11.5 per share and will expire five years after the completion of the Merger or earlier upon redemption or liquidation. The Company may redeem for cash the outstanding Public Warrants:

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

As of December 31, 2024, and June 2024, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of December 31, 2024, and June 30, 2024, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility are based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of December 31, 2024, and June 30, 2024, the estimated fair value of the Company’s short and long-term debt approximates its carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate the fair value of the Private Warrants and Representative Warrants as of December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
Stock Price	$9.06	$3.00
Exercise price per share	$11.5	$11.50
Risk-free interest rate	4.23%	4.41%
Expected term (years)	3.0	3.6
Expected volatility	17.1%	36.0%
Expected dividend yield	-	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.

(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.

(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by the market price of the public warrants, adjusted by guideline public company volatility.

(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$2,379	$-	$-	$2,379

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$247	$—	$—	$247

The table below presents the change in number and fair value of the Private and Representative Warrants since June 30, 2024: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Classification change from Private to Public	(762,333)		(6,750)		(769,083)	-
Change in value	-	$2,100	-	$32	-	$2132
December 31, 2024	3,357,667	$2,344	43,340	$35	3,401,007	$2,379

Note 19: Reclassification of Private Warrants to Public Warrants

Reclassification from Liability to Equity

During the six months ended December 31, 2024, certain shareholders of the company sold private warrants to third parties who were not deemed “permitted transferees” under the terms of the Warrant Agreement. As stipulated in the Warrant Agreement, upon such a sale, the private warrants became subject to the same redemption provisions applicable to public warrants. This change in terms impacted the accounting treatment of the private warrants as follows:

As a result of this reclassification, the private warrants, which were previously accounted for as a liability, were reclassified to equity.

Under U.S. GAAP, private warrants are generally classified as liabilities due to certain settlement provisions, including redemption features and variations in transferability. However, upon their reclassification to public warrants, these instruments became subject to the terms applicable to public warrants, which meet the criteria for equity classification.

The reclassification resulted in the following accounting impacts:

Derecognition of Liability: The liability associated with the private warrants was derecognized at its fair value as of December 31, 2024, the reclassification date, totaling $0.4 million. The corresponding amount was recognized within additional paid-in capital in the equity section of the condensed consolidated balance sheets. There was no impact to the condensed consolidated statements of income.

This reclassification has had no impact on the Company’s previously reported cash flows or operations but resulted in a shift from liabilities to equity on the balance sheet. Future changes in the value of the public warrants will no longer affect the consolidated statements of income after December 31, 2024, as they are no longer subject to mark-to-market adjustments.

Note 20: Impact of Warrant Liabilities on Earnings Per Share (EPS)

Certain outstanding warrants issued by the Company are classified as liabilities in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, due to specific terms that require them to be remeasured at fair value at each reporting date. Changes in fair value are recognized as a non-cash gain or loss in the unaudited condensed consolidated statements of operations, which resulted in fluctuations in the Company’s reported net income (loss) and earnings per share (EPS).

During the three and six months ending December 31, 2024, and 2023 the Company recorded a loss of $2.5 million, and a gain of $0.04 million, respectively and $2.6 million and a gain of $0.17 million, respectively related to the fair value measurement of warrant liabilities, primarily due to changes in the market price of our common stock and the volatility assumptions used in the valuation model. As a result, the reported EPS was negatively impacted by $0.05 per share.

The fair value of the warrant liabilities at December 31, 2024, and June 30, 2024, was $2.4 million and $0.2 million, respectively, and is recorded under warrant liabilities on the unaudited condensed consolidated balance sheets.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 18 – Fair Value.

Note 21: Stock-Based Compensation

As part of the merger with Adara on February 10, 2023, 600,000 shares were authorized for issuance under the 2023 Plan. Total restricted stock awards of 463,800 shares were granted to employees on June 15, 2023, by approval of the compensation committee. The shares fully vested on October 4, 2023. The Company does not have an annual stock-based compensation plan.

In connection with awards granted, the Company recognized $0 and $0.06 million and $0 and $1.4 million in stock-based compensation expense during the three and six months ending December 31, 2024, and December 31, 2023.

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

Note 22 – Issuance of Common Stock

During the six months ending December 31, 2023, the Company sold 1,335,000 shares of its Class A common stock at a price of $3.00 per share, generating gross proceeds of approximately $4.0 million. After deducting underwriting discounts, offering expenses, and representative warrants, net proceeds were approximately $1.3 million. No shares were issued during the six months ending December 31, 2024.

Note 23 – Subsequent Events

Home Entertainment License Agreement

On January 1, 2025, Alliance Entertainment, LLC, a wholly-owned subsidiary of Alliance Entertainment Holding Corporation (the “Company”), entered into a Home Entertainment License Agreement (the “Agreement”) with Paramount Home Entertainment Inc. and Paramount Entertainment Canada ULC (collectively, “Paramount”). The Agreement grants the Company exclusive home entertainment rights and non-exclusive promotional rights for certain films and audiovisual works in the U.S. and Canada.

The agreement is effective January 1, 2025, through December 31, 2029, with automatic two-year renewals unless terminated with six months’ notice. This Agreement is expected to increase revenue, and the Company is evaluating its impact on revenue recognition under ASC 606.

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

License Agreements

Effective January 1, 2025, Alliance Entertainment, LLC entered into a Home Entertainment License Agreement with Paramount Home Entertainment Inc. and Paramount Entertainment Canada ULC. This agreement grants Alliance exclusive home entertainment rights and non-exclusive promotional rights for select Paramount Pictures in the United States and Canada. This agreement marks a milestone for Alliance Entertainment, strengthening our home entertainment leadership, expanding our content portfolio, and driving long-term revenue growth. By aligning with a world-renowned studio, we are positioned to capitalize on strong consumer demand and enhance shareholder value through strategic, high-impact partnerships.

Merger, Asset Purchase and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On December 17, 2024, the Company acquired Handmade by Robots from Bensussen Deutsch & Associates, LLC, for $7.6 million. Handmade by Robots produces licensed vinyl figures that mimic the look of knitted or crocheted plush toys. These figures feature characters from popular franchises such as DC Comics, Ghostbusters, Harry Potter, Star Trek, and Stranger Things, and have become favorites among fans and collectors. The acquisition includes inventory, tooling equipment, and a trademark associated with the product line. This addition is expected to diversify our product offerings and add an exclusive line to our portfolio.

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

Macroeconomic Uncertainties

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including inflation, the U.S. Federal Reserve interest rates, and the Russia-Ukraine war have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

Key Performance Indicators

Management monitors and analyzes key performance indicators to evaluate financial performance, including:

Net Revenue: To derive Net Revenue, the Company reduces total gross sales by customer returns, returns reserve, and allowances, including discounts.

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended December 31, 2024, Compared to Three Months Ended

December 31, 2023

	Three Months Ended	Three Months Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net Revenues	$393,672	$425,586
Cost of Revenues (excluding depreciation and amortization)	351,382	377,883
Operating Expenses
Distribution and Fulfillment Expense	12,419	15,144
Selling, General and Administrative Expense	13,800	15,157
Depreciation and Amortization	1,255	1,412
Restructuring Costs	19	-
Total Operating Expenses	27,493	31,713
Operating Income	14,797	15,990
Other Expenses
Change in Fair Value of Warrants	2,545	(41)
Interest Expense, Net	2,827	3,328
Total Other Expenses	5,372	3,287
Income Before Income Tax Expense	9,425	12,703
Income Tax Expense	2,354	3,789
Net Income	7,071	8,914

Net Revenue: Year over year, total net revenues decreased from $426 million to $394 million (-$32 million, -7.5%) for the three months ended December 31, 2024. Alliance Entertainment is a recognized leader in the entertainment industry, excelling in the licensing, production, and distribution of a diverse range of entertainment products and content, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, our extensive portfolio of unique content, combined with our deep inventory, enables us to service bulk B2B and direct-to-consumer (DTC) channels with a vast selection of products unavailable through other distributors. Our recent acquisition of Handmade by Robots and Paramount licensing contract will further enhance our portfolio of exclusive content. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 42% of gross revenue for the three months ended December 31, 2024.

Year over year, vinyl record sales increased from $97 million to $109 million ($12 million, 12%) for the three months ending December 31, 2024. The average selling price of vinyl was up 7% and combined with an increase in volume resulted in an overall 12% increase in revenue growth compared to the previous year. We expect music enthusiasts and collectors to extend this upward trend because of their passion for music, appreciation for the artwork, and a desire to enhance their physical collection. Likewise, Music Compact Discs (CDs) sales increased from $38 million to $39 million ($1 million, 2%). The popularity of K-Pop allowed us to maintain the average selling price of CDs and when combined with an increase in volume resulted in a net gain in revenue year-over-year.

Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $70 million to $86 million ($16 million, 23%) versus the same period last year. The average selling price of physical film products increased 16% year over year and when combined with increased volume contributed to a significant revenue increase versus the same period last year. The consistent flow of new theatrical releases, combined with 4K and collectable SteelBook content, continues to drive home video sales. We expect the trend of higher price points to continue as brick & mortar retailers cater to the consumer preference for omnichannel shopping experiences and curated content versus inexpensive, mass market product offerings. Alliance Entertainment’s ability to offer retailers in-store and on-line channels a deep, extensive library of both music and movies helps provide them with the products for a cohesive shopping experience based on personal preference and engagement with their respective brands.

Consumer products revenue decreased from $16 million to $12 million (-$4 million, -25%) compared to the prior year. Sales were primarily impacted by changes in supply chain dynamics and purchasing strategies, along with the absence of standout or high impact releases this year. Consequently, both the average selling price per unit and sales volume declined. However, following our acquisition of Handmade by Robots, we anticipate a strong lineup of new theatrical and streaming releases that will drive collectible and merchandise sales, boosting margins. The collectibles market remains an integral part of the entertainment segment, driven by its mix of nostalgic, investment, and intrinsic value. Ensuring we align our offerings with market trends and consumer preferences will be key as we deepen our partnerships with key licensors of these franchises.

Gaming product revenue decreased from $192 million to $140 million (-$52 million, -27%) reflecting a broader downturn in the gaming industry. Our average selling price and margins have increased significantly due to product mix and fewer discounts year over year, but total sales were impacted by a lack of hardware availability from key suppliers as current inventory is depleted. The market is anticipating the next generation of high-performance gaming consoles and, as a distributor of physical products, we anticipate strong future demand for hardware, accessories, and peripherals. We continue to proactively monitor industry trends to ensure we have the right product mix to meet market demand and maximize profitability.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $378 million to $351 million (-$27 million or -7%) year over year primarily due to the direct relation of product costs to sales volume. Gross Margin dollars decreased year over year from $47.7 million to $42.3 million resulting in a margin decline from 11.2% to 10.7% for the three months ended December 31, 2024, over the same period prior year.

Operating Expenses: Total operating expenses for the quarter decreased from $31.7 million to $27.5 million (-$4.2 million or -13%) and decreased as a percentage of net revenue versus the same quarter prior year from 7.5% to 7.0%. Total Distribution and fulfillment expense declined from $15.1 million to $12.4 million (-$2.7 million, -18%) and decreased from 3.6% to 3.2% as a percentage of net revenue for the three months ended December 31, 2024, versus the same period prior year. We continue to invest in warehouse automation to reduce the need for total warehouse labor and utilize temporary labor forces to manage changes in demand. As a result, fulfillment payroll declined from $9.4 million to $8.2 million (-$1.2 million, -13%) and, despite low unemployment rates, the average cost per labor hour declined approximately 5.5% for the three months ending December 31, 2024, versus the same period of the prior year. In May of 2024, we consolidated operations by closing our Shakopee, MN warehouse which also helped reduce operating costs and improve efficiency by centralizing operations and reducing redundancy. And, as we continue to identify and implement business process changes to improve overall efficiency, total selling, general and administrative costs declined from $15.1 million to $13.8 million (-$1.3 million or -9%) year over year.

Interest Expense: For the three months ending December 31, 2024, total interest expense decreased from $3.3 million to $2.8 million (-$0.5 million, -15%) versus the same period of the prior year. The primary driver was a reduction of the average revolver balance from $122 million to $85 million (-$37 million, -30%) over the same period of the prior year, partially offset by an increase of our effective interest rate from 8.9% to 9.6%.

Income Tax: For the three months ended December 31, 2024, an income tax expense of $2.4 million was recorded compared to a benefit of $3.8 million for the same period in the prior year. Alliance reported a pretax gain of $9.4 million and $12.7 million for the three-months ended December 31, 2024, and 2023, respectively. The annual effective tax rate for the three months ended December 31, 2024, was 25% versus 30% prior year. The difference between the Company’s effective tax rate for the three months ended December 31, 2024, and the federal statutory rate primarily resulted from state income taxes and foreign derived intangible income.

Non-GAAP Financial Measures: For the three months ending December 31, 2024, we had non-GAAP Adjusted EBITDA of approximately $16.1 million compared with Adjusted EBITDA of approximately $18.8 million in the same period of the prior year. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net Income	$7,071	$8,914
Add back:
Interest Expense	2,827	3,328
Income Tax Expense	2,354	3,789
Depreciation and Amortization	1,255	1,412
EBITDA	$13,507	$17,443
Adjustments
Stock-based Compensation Expense	-	58
Change In Fair Value of Warrants	2,545	(41)
Merger-related Contingent Losses	-	461
Restructuring Cost	19	-
Adjusted EBITDA	$16,071	$17,921

Alliance Entertainment Holding Corporation

Results of Operations Six Months Ended December 31, 2024, Compared to Six Months Ended

December 31, 2023

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net Revenues	$622,662	$652,341
Cost of Revenues (excluding depreciation and amortization)	554,837	578,384
Operating Expenses
Distribution and Fulfillment Expense	21,437	26,858
Selling, General and Administrative Expense	26,905	29,718
Depreciation and Amortization	2,512	3,054
Restructuring Costs	69	47
Loss on Disposal of Fixed Assets	(15)	-
Total Operating Expenses	50,908	59,677
Operating Income	16,917	14,280
Other Expenses
Change in Fair Value of Warrants	2,586	(165)
Interest Expense, Net	5,666	6,468
Total Other Expenses	8,252	6,303
Income Before Income Tax Expense	8,665	7,977
Income Tax Expense	1,197	2,525
Net Income	7,468	5,452

Net Revenue: Year over year, total net revenues decreased from $652 million to $623 million (-$29 million, -4.4%) for the six months ended December 31, 2024. Alliance Entertainment is a recognized leader in the entertainment industry, excelling in the licensing, production, and distribution of a diverse range of entertainment products and content, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, our extensive portfolio of unique content, combined with our deep inventory, enables us to service bulk B2B and direct-to-consumer (DTC) channels with a vast selection of products unavailable through other distributors. Our recent acquisition of Handmade by Robots and Paramount licensing contract will further enhance our portfolio of exclusive content. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, enabled approximately 40% of our gross sales revenue for the six months ended December 31, 2024.

Year over year, vinyl record sales increased from $164 million to $180 million ($16 million, 10%) for the six months ending December 31, 2024. The average selling price of vinyl was up 6% and combined with an increase in volume resulting in an overall 10% increase in revenue growth compared to the previous year. We expect music enthusiasts and collectors to extend this upward trend because of passion for music, their appreciation for the artwork, and a desire to enhance their physical collection. Likewise, Music Compact Discs (CDs) increased from $71 million to $73 million ($2 million, 3%). The popularity of K-Pop allowed us to maintain the average selling price of CDs but when combined with an increase in volume resulted in a net gain in revenue year-over-year.

Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $117 million to $139 million ($22 million, 19%) versus the same period last year. The average selling price of physical film products increased 17% year over year and partially offset by a decline in volume contributed to a healthy increase versus the same period last year. The consistent flow of new theatrical releases, combined with 4K and collectable SteelBook content, continues to drive home video sales. We expect the trend of higher price points to continue as brick & mortar retailers cater to the consumer preference for omnichannel shopping experiences and curated content versus inexpensive, mass market product offerings. Alliance Entertainment’s ability to offer retailers in-store and on-line channels a deep, extensive library of both music and movies helps provide them with the products for a cohesive shopping experience based on personal preference and engagement with their respective brands.

Consumer products revenue decreased from $26 million to $19 million (-$7 million, -27%) versus the prior year. Sales were primarily impacted by changes in supply chain dynamics and purchasing strategies, along with the absence of standout or high impact releases this year. Consequently, both the average selling price per unit and sales volume declined. However, following our acquisition of Handmade by Robots, we anticipate a strong lineup of new theatrical and streaming releases that will drive collectible and merchandise sales, boosting margins. The collectibles market remains an integral part of the entertainment segment, driven by its mix of nostalgic, investment, and intrinsic value. Ensuring we align our offerings with market trends and consumer preferences will be key as we deepen our partnerships with key licensors of these franchises.

Gaming product revenue decreased from $244 million to $197 million (-$47 million, -19%). This decline reflects a broader downturn in the gaming industry. Our average selling price and margins have increased significantly due to product mix and fewer discounts year over year, but total sales were impacted by a lack of hardware availability from key suppliers as current inventory is depleted. The market is anticipating the next generation of high-performance gaming consoles and, as a distributor of physical products, we anticipate strong future demand for hardware, accessories, and peripherals. We continue to proactively monitor industry trends to ensure we have the right product mix to meet market demand and maximize profitability.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $578 million to $555 million (-$23 million, -4%) year over year primarily due to the direct relation of product costs to sales volume. Gross margin dollars decreased year over year from $74.0 to $67.8 resulting in a margin decline from 11.3% to 10.9% for the six months ended December 31, 2024, over the same period prior year.

Operating Expenses: Total operating expenses decreased from $59.7 million to $50.9 million (-$8.8 million, -15%) and decreased as a percentage of net revenue over the same period of the year from 9.1% to 8.2%. Total distribution and fulfillment expense declined from $26.9 million to $21.4 million and decreased from 4.1% to 3.4% as a percentage of net revenue for the six months ended December 31, 2024, versus the same period prior year. We continue to invest in warehouse automation to reduce the need for total warehouse labor and utilize temporary labor forces to manage changes in demand. As a result, fulfillment payroll declined from $16.7 million to $14.5 million (-$2.2 million, -13%) and, despite low unemployment rates, the average cost per labor hour declined 5% for the six months ended December 31, 2024. In May of 2024, we consolidated operations by closing our Shakopee, MN warehouse which also helped reduce operating costs and improve efficiency by centralizing operations and reducing redundancy. And, as we continue to identify and implement business process changes to improve overall efficiency, total selling, general and administrative costs declined from $29.7 million to $26.9 million (-$2.8 million, -9%) year over year.

Interest Expense: For the six months ended December 31, 2024, interest expense decreased from $6.5 million to $5.7 million (-$1.2 million or -18%) versus the same period of the prior year. The primary driver was a large reduction of the average revolver balance from $123 million to $83 million (-$40 million, -33%) and partial offset by a increase of our effective interest rate from 8.7% to 9.6% for the six months ended December 31, 2024 versus the six months ended December 31, 2023.

Income Tax: For the six months ended December 31, 2024, an income tax expense of $1.2 million was recorded compared to a expense of $2.5 million for the same period in the prior year. Alliance reported a pretax gain of $8.7 million and pretax gain of $8.0 million for the six-months ended December 31, 2024, and 2023, respectively. The annual effective tax rate (“ETR”) for the six months ended December 31, 2024, was 14% versus 32% prior year. The difference between the Company’s effective tax rate for the six months ended December 31, 2024, and the federal statutory rate primarily resulted from state income taxes, foreign derived intangible income, and a discrete item from an out-of-measurement period adjustment to the deferred tax liability related to software costs.

Non-GAAP Financial Measures: For the six months ended December 31, 2024, we had non-GAAP Adjusted EBITDA of approximately $19.5 million compared to Adjusted EBITDA of approximately $19.2 million for the prior year or a year-over-year improvement of $0.3 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) fair value of Warrants and other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net Income	$7,468	$5,452
Add back:
Interest Expense	5,666	6,468
Income Tax Expense	1,197	2,525
Depreciation and Amortization	2,512	3,054
EBITDA	$16,843	$17,499
Adjustments
Stock-based Compensation Expense	-	1,386
Restructuring Cost	69	47
Change In Fair Value of Warrants	2,586	(165)
Merger-related Contingent Losses	-	461
Gain on Disposal of Property and Equipment	(15)	-
Adjusted EBITDA	$19,483	$19,228

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

Our primary sources of liquidity are cash on-hand, cash provided by operating activities, and borrowings under our credit facility. As of December 31, 2024, in addition to the $2.5 million of cash, we carried a $70 million revolver balance on our $120 million credit facility (the “Revolving Credit Facility”) under the Loan and Security Agreement with White Oak Commercial Finance, LLC. Year over year, we have converted accounts receivable and inventory to cash which was used to reduce the revolver balance from $101 million on December 31, 2023, to $70 million (-$31 million or -31%) on December 31, 2024. As a result, our availability increased from $19 million on December 31, 2023 to $50 million on December 31, 2024 ($31 million, 163%).

($in millions)	December 31, 2024	December 31, 2023
Revolver Balance	70	101
Availability	50	19

We intend to principally rely on our borrowing capacity under the Revolving Credit Facility as well as any renewal or replacement of such facility. The receipt of cash proceeds from the exercise of our Warrants is dependent upon the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. Since the exercise price of the Warrants of $11.50 per share is significantly greater than the current market price of the Class A common stock $5.29 as of February 10, 2025 we do not expect the Warrants to be exercised until such time, if ever, that the market price of the Class A common stock exceeds the exercise price of the Warrants. Although the Company does not currently intend to do so, following this offering, the Company may seek to raise additional capital through the sale of equity securities.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the six months ended December 31, 2024, and 2023.

	Six Months Ended
($ in thousands)	December 31, 2024	December 31, 2023
Net Income	$7,468	$5,452
Net Cash (Used In) Provided By:
Operating Activities	13,618	26,106
Investing Activities	(7,546)	(131)
Financing Activities	(4,711)	(24,185)

For the six months ended December 31, 2024, on net income of $7.5 million, the Company’s cash provided by operating activities was $13.6 million versus $26.1 million provided by operations for the six months ended December 31, 2023. Compared to the same six-month period last year, there was a $2 million improvement in net income combined with approximately a $2 million decrease in inventory versus a decrease of $33 million decline in inventory for the same six-month period prior year. The key driver was carrying $97 million of inventory at June 30, 2024 versus $147 million at June 30, 2023 (-$50 million, -34%) due to the relatively high inventory position because of the supply chain disruptions that occurred in the prior year. By December 31, 2024 our inventory valuation was approximately $96 million versus $114 million December 31, 2023 (-$18 million, -16%).

The cashflow used in investing activities was $7.6 million for the six months ended December 31, 2024, and $131 for the same period prior year. The use of funds was driven by the acquisition of Handmade by Robots.

Net cash used in financing activities was $4.7 million for the six months ending December 31, 2024, versus cash used of $24.2 million for the same period prior year. The primary reason was a decrease in borrowing necessary to obtain desired inventory levels which were significantly higher on June 30, 2023 versus June 30, 2024. As a result of the improved inventory position, we reduced the debt service which improved year over year as the revolver balance declined from $101 million to $70 million (-$31 million, -31%) from December 31, 2023, to 2024, respectively.

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

No changes were made to the critical accounting estimates discussed in the 2024 Annual Report during the six months ending December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relate to the fact that the Company did not have the necessary business processes and related internal controls fully implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. The Company has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which has been implemented withing the reporting period but has yet to be effective for most of the fiscal year ended June 30, 2024. The material weaknesses will be considered remediated when such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2024, the following material weaknesses existed:

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

Remediation Plan for Material Weaknesses

As of December 31, 2024, the Company has implemented controls that we are confident will remediate the identified material weaknesses. While certain controls were fully operational only for a portion of the prior fiscal year ending June 30, 2024, some control implementations are still ongoing, with significant remediation efforts to be finalized by the fiscal year ending June 30, 2025. These efforts focused on enhancing financial oversight, improving the accuracy and compliance of financial operations, and strengthening our internal controls over financial reporting (ICFR). The Company continues to monitor the effectiveness of these controls to ensure sustained compliance.

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

Changes in Internal Control over Financial Reporting

For the six months ended December 31, 2024, except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 26, 2024, the parties executed a Stipulation of Settlement which contemplates payment by the Company of $511,000 in exchange for the dismissal of all claims against the Company and the other defendants, which is pending court approval.  On or about September 19, 2024, the Court issued an order requiring certain modifications to the previously submitted Stipulation of Settlement.  On January 17, 2025, the parties submitted a revised Stipulation of Settlement and related documents to the Court.  The Company has accrued $511,000 as of December 31, 2024, and June 30, 2024, respectively, based on the expected loss.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. The plaintiff is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. Once pleadings are closed, the Court will likely require a mediation. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. At this time, we are unable to estimate potential losses, if any, related to this lawsuit.

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

Ledworks, LLC and Ledworks, s.r.l. v. COKeM: On June 26, 2024, Alliance received a demand letter from Ledworks’ Minnesota counsel citing claims for outstanding interest for invoices dating back to calendar year 2022. Over the last 18 months, COKeM was attempting to resolve a reconciliation/return of products to Ledworks for an over-purchase made in 2022. The parties exchanged reconciliation schedules, and prior to removing all products from the Cokem’s Minnesota warehouse, the product was shipped to Ledworks for credit against the account payable. The parties are in discussion to attempt to reach agreement on one outstanding invoice (invoice amount $79k). COKeM has an outstanding Return Authorization request to return $100,000 of additional product that Ledworks has failed to authorize. Ledworks is claiming interest due under Minnesota statutory in excess of $500,000 which Alliance disputes.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval on December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval.

Balabbo v Abysse America, Inc., Target Corporation, DirectToU, LLC (Prop 65): On or about December 11, 2024, DirectToU received a tender of defense from Target Corporation citing a possible violation of California Proposition 65 for a product sold by DirectToU allegedly containing lead. The product in question was supplied to Alliance by Abysse America. Alliance/DTU have tendered defense to Abysse. Abysse has engaged counsel to respond to the Prop 65 Violation Notice. At this time, Alliance/DTU have discontinued the product, but have documentation supplied by Abysse showing that the product was properly tested and was within allowable thresholds for lead and other substances.

McConigle v Alliance/DirectToU, LLC: On December 29, 2024, McConigle filed a class action suit against Alliance in the United States District Court for the Southern District of Florida (Case 0:24-cv-62443-DSL), alleging violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). Alliance is still evaluating the factual allegations of violation against internal records regarding solicitation/advertising to the phone number at issue. Alliance intends to defend this matter vigorously and denies all allegations.

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

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: February 13, 2025	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

