Form 10-Q
period 2025-03-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2025-05-15
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025, 50,957,370 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

[1]	The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2025	June 30, 2024
	(Unaudited)
Assets
Current Assets
Cash	$2,030	$1,129
Trade Receivables, Net of Allowance for Credit Losses of $760 and $648, respectively	94,860	92,357
Inventory, Net	93,188	97,429
Other Current Assets	11,369	5,298
Total Current Assets	201,447	196,213
Property and Equipment, Net	11,838	12,942
Operating Lease Right-of-Use Assets, Net	19,967	22,124
Goodwill	89,116	89,116
Intangibles, Net	19,353	13,381
Other Long-Term Assets	175	503
Deferred Tax Asset, Net	7,500	6,533
Total Assets	$349,396	$340,812
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$139,589	$133,221
Accrued Expenses	8,901	9,371
Current Portion of Operating Lease Obligations	3,144	1,979
Current Portion of Finance Lease Obligations	3,003	2,838
Contingent Liability	511	511
Total Current Liabilities	155,148	147,920
Revolving Credit Facility, Net	65,164	69,587
Finance Lease Obligation, Non- Current	2,735	5,016
Operating Lease Obligations, Non-Current	18,244	20,413
Shareholder Loan (subordinated), Non-Current	10,000	10,000
Warrant Liability	703	247
Total Liabilities	251,994	253,183
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of March 31, 2025, and June 30, 2024	-	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at March 31, 2025, and at June 30, 2024; Issued and Outstanding 50,957,370 Shares as of March 31, 2025, and June 30, 2024	5	5
Paid In Capital	48,512	48,058
Accumulated Other Comprehensive Loss	(79)	(79)
Retained Earnings	48,964	39,645
Total Stockholders’ Equity	97,402	87,629
Total Liabilities and Stockholders’ Equity	$349,396	$340,812

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands except share and per share amounts)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net Revenues	$213,045	$211,209	$835,707	$863,549
Cost of Revenues (excluding depreciation and amortization)	183,984	183,196	738,821	761,580
Operating Expenses
Distribution and Fulfillment Expense	9,989	11,125	31,425	37,983
Selling, General and Administrative Expense	14,187	13,948	41,092	43,667
Depreciation and Amortization	1,352	1,402	3,865	4,455
Transaction Costs	-	2,086	-	2,086
Restructuring Cost	4	179	73	226
Gain on Disposal of Fixed Assets	-	(51)	(15)	(51)
Total Operating Expenses	25,532	28,689	76,440	88,366
Operating Income (Loss)	3,529	(676)	20,446	13,603
Other Expenses
Interest Expense, Net	2,435	3,052	8,101	9,520
Change in Fair Value of Warrants	(1,676)	124	910	(41)
Total Other Expenses	759	3,176	9,011	9,479
Income (Loss) Before Income Tax Expense (Benefit)	2,770	(3,852)	11,435	4,124
Income Tax Expense (Benefit)	919	(475)	2,116	2,049
Net Income (Loss)	1,851	(3,377)	9,319	2,075
Net Income (Loss) per Share – Basic and Diluted	0.04	(0.07)	$0.18	$0.04
Weighted Average Common Shares Outstanding - Basic	50,957,370	50,933,020	50,957,370	50,788,811
Weighted Average Common Shares Outstanding - Diluted	50,965,970	50,933,020	50,965,970	50,788,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended March 31, 2025 (unaudited)

				Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
($ in thousands)	Shares Issued	Par Value	Capital	Loss	Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Net Income		-	-	-	397	397
Balances at September 30, 2024	50,957,370	$5	$48,058	$(79)	$40,042	$88,026
Warrants conversion, from Liability to Equity	—	—	454	—	—	454
Net Income	—	—	—	—	7,071	7,071
Balances at December 31, 2024	50,957,370	$5	$48,512	$(79)	$47,113	$95,551
Net Income	-	-	-	-	1,851	1,851
Balances at March 31, 2025	50,957,370	$5	$48,512	$(79)	$48,964	$97,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended March 31, 2024 (unaudited)

	Common Stock		Paid In	Accumulated Other Comprehensive	Retained
($ in thousands)	Shares Issued	Par Value	Capital	Loss	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of Common Stock, net of transaction cost of $1.9 million	1,335,000	—	1,332	—	—	1,332
Stock-based Compensation Expense	—	—	1,328	—	—	1,328
Net loss	—	—	—	—	(3,462)	(3,462)
Balances at September 30, 2023	50,502,170	$5	$47,202	$(77)	$31,602	$78,732
Issuance of Common Stock	—	—	798	—	—	798
Stock-based Compensation Expense	428,600	—	58	—	—	58
Net income	—	—	—	—	8,914	8,914
Balances at December 31, 2023	50,930,770	$5	$48,058	$(77)	$40,516	$88,502
Stock-based Compensation Expense	6,600	—	—	—	—
Net Loss	—	—	—	—	(3,377)	(3,377)
Balances at March 31, 2024	50,937,370	$5	$48,058	$(77)	$37,139	$85,125

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net Income	$9,319	$2,075
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation of Property and Equipment	1,280	1,455
Amortization of Intangible Assets	2,585	3,000
Amortization of Deferred Financing Costs (Included in Interest)	1,053	511
Allowance for Credit Losses	780	457
Change in Fair Value of Warrants	910	(41)
Deferred Income Taxes	(967)	-
Operating Lease Right-of-Use Assets	2,157	2,651
Gain on Disposal of Fixed Assets	(15)	(51)
Changes in Assets and Liabilities, Net of Acquisitions
Trade Receivables	(3,283)	16,966
Inventory	4,994	38,871
Income Taxes Payable\Receivable	1,558	1,764
Other Assets	(6,027)	3,021
Operating Lease Obligations	(1,004)	(2,959)
Accounts Payable	6,368	(19,101)
Accrued Expenses	(3,627)	(2,504)
Net Cash Provided by Operating Activities	16,081	46,115
Cash Flows from Investing Activities:
Capital Expenditures	(52)	(186)
Cash inflow from Asset Disposal	15	43
Cash Paid for Business Asset Purchase	(7,551)	—
Net Cash Used in Investing Activities	(7,588)	(143)
Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	(778,620)	(872,760)
Borrowings on Revolving Credit Facility	773,144	820,517
Proceeds from Shareholder Note (Subordinated), Current	-	46,000
Payments on Shareholder Note (Subordinated), Current	-	(36,000)
Issuance of common stock, net of transaction costs	-	3,516
Deferred Financing Costs	-	(4,211)
Payments on Financing Leases	(2,116)	(2,257)
Net Cash Used in Financing Activities	(7,592)	(45,195)
Net Increase in Cash	901	777
Cash, Beginning of the Period	1,129	865
Cash, End of the Period	$2,030	$1,642
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$8,089	$9,520
Cash Paid for Income Taxes	$1,675	$366
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Stock-based compensation conversion to stock	-	1,386
Conversion of Warrants from liability to Equity	454	—

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Consolidated financial statements are presented for Alliance Entertainment Holding Corporation and business operations are conducted through seven subsidiaries. The Company’s corporate offices are headquartered in Plantation, FL, with our primary warehouse facilities located in Shepherdsville, KY.

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, stockholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K filed September 20, 2024. June 30, 2024 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included therein.

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

Liquidity

On December 21, 2023, the Company secured a new three-year $120 million credit facility, replacing the Revolver (see Note 9). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the three and nine months ended March 31, 2025, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these unaudited condensed consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Revenue	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Customer #1	14.8%	20.8%	14.7%	17.9%
Customer #2	14.2%	10.3%	13.8%	11.3%
Customer #3	12.5%	10.8%	11.1%	*

*	Less than 10%

Receivables	March 31, 2025	June 30, 2024
Customer #1	27.8%	20.2%
Customer #2	10.1%	*
Customer #3	*	12.3%

*	Less than 10%

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Purchases	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Supplier #1	*	*	14.4%	21.5%
Supplier #2	27.1%	24.7%	22.3%	19.4%
Supplier #3	14.1%	14.2%	10.8%	10.2%
Supplier #4	13.8%	12.2%	*	*

*	Less than 10%

Payables	March 31, 2025	June 30, 2024
Supplier #1	17.5%	15.8%
Supplier #2	13.7%	12.3%
Supplier #3	12.5%	10.6%

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

The following table sets forth the computation of basic and diluted net earnings per share of Class A Common Stock for the three and nine months ended March 31, 2025, and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net Income (Loss) (in thousands)	$1,851	$(3,377)	$9,319	$2,075
Basic and diluted shares
Weighted-average Class A Common Stock outstanding - Basic	50,957,370	50,933,020	50,957,370	50,788,811
Weighted-Average Class A Common Stock Outstanding - Diluted	50,965,970	50,933,020	50,965,970	50,788,811
Income (Loss) per share for Class A Common Stock
— Basic and Diluted	$0.04	$(0.07)	$0.18	$0.04

For the three and nine months ended March 31, 2025, and 2024 there are 60,000,000 shares of contingently issuable Class A Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met and 9,920,090 warrants outstanding shares have been excluded from diluted earnings per share because they are anti-dilutive. For the three and nine months ended March 31, 2025, 260,000 restricted shares were excluded from diluted earnings per share because they were anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	March 31, 2025	June 30, 2024
Trade Receivables	$98,069	$93,827
Less:
Allowance for Credit Losses	(760)	(648)
Sales Returns Reserve, Net	(1,351)	(1,064)
Customer Rebate and Discount Reserve	(1,098)	242
Total Allowances	(3,209)	(1,470)
Trade Receivables, Net	$94,860	$92,357

Allowance for Credit Losses Roll forward	March 31, 2025	June 30, 2025
($ in thousands)
Beginning Balance	(648)	(235)
Current Period Provision for Expected Credit Losses	(780)	(686)
Write-offs	677	285
Recoveries of Previously Written-off Accounts	(9)	(12)
Ending Balance	(760)	(648)

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	March 31, 2025	June 30, 2024
Inventory	$98,786	$105,749
Less: Reserves	(5,598)	(8,320)
Inventory, Net	$93,188	$97,429

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	March 31, 2025	June 30, 2024
Other Assets–Current
Prepaid Intellectual Property	$2,881	$2,628
Prepaid Insurance	519	183
Prepaid Acquisitions	3,993	55
Prepaid Catalogs	811	310
Prepaid Manufacturing Components	155	-
Prepaid Maintenance	1,166	795
Prepaid Inventory	186	559
Prepaid Shipping Supplies	1,573	768
Prepaid Vault	63	-
Prepaid Royalties	22	-
Total Other Assets–Current	$11,369	$5,298

Other Long-Term Assets
Deposits	$175	$273
Income tax receivable	-	230
Total Other Long-Term Assets	$175	$503

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	March 31, 2025	June 30, 2024
Property and Equipment
Leasehold Improvements	$908	$908
Machinery and Equipment	30,624	30,490
Furniture and Fixtures	1,717	1,717
Capitalized Software	10,377	10,377
Equipment Under Capital Leases	12,488	12,488
Computer Equipment	1,757	1,757
Construction in Progress	42	-
	57,913	57,737
Less: Accumulated Depreciation and Amortization	(46,075)	(44,795)
Total Property and Equipment, Net	$11,838	$12,942

Depreciation Expense for the three months ended March 31, 2025, and 2024 was $0.4 million and $0.4 million respectively, and for the nine months ended March 31, 2025, and 2024, it was $1.3 million and $1.5 million, respectively.

Note 7: Goodwill and Intangibles, Net

($ in thousands)	March 31, 2025	June 30, 2024
Goodwill, beginning of period	$89,116	$89,116
Goodwill, end of period	$89,116	$89,116

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years.

Intangibles, Net consists of the following at:

($ in thousands)		March 2025		June 2024
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(73,451)	$4,549	(72,019)	$5,981
Mecca Customer Relationships	$8,023	(6,249)	$1,774	(5,818)	$2,205
Customer List	$12,760	(8,196)	$4,564	(7,565)	$5,195
Contract Acquisition	$1,800	(90)	1,710	-	-
Tradename - HMBR	$6,756	-	6,756	—	—
Total	$107,339	87,986	$19,353	(85,402)	$13,381

During the three months ended March 31, 2025, and 2024, the Company recorded amortization expenses of $0.8 million and $1.0 million, respectively and during the nine months ended March 31, 2025, and 2024, the Company recorded amortization expenses of $2.6 million and $3.0 million, respectively.

Expected amortization over the next five years, including the remainder of fiscal 2025 and thereafter, as of March 31, 2025, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30
Remaining in fiscal year 2025	$922
2026	3,375
2027	3,326
2028	2,298
2029	1,019
Thereafter	8,413
Total Expected Amortization	$19,353

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	March 31, 2025	June 30, 2024
Marketing Funds Accruals	$2,384	$5,012
Payroll and Payroll Tax Accruals	1,786	2,782
Accruals for Other Expenses	2,931	1,577
Accrued Contract Liability	1,800	-
Total Accrued Expenses	$8,901	$9,371

Note 9: Revolving Credit Facility

On December 21, 2023, the Company entered into a new credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility is a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit facility bear interest at the 30-day SOFR rate, subject to a floor of 2%, plus a margin ranging from 4.50% to 4.75%, depending on the Company’s utilization and consolidated fixed charge coverage ratio. The 30-day SOFR rates as of March 31, 2025, and June 30, 2024, were 4.34 and 5.29, respectively. The effective interest rates at March 31, 2025, and March 31, 2024, were 9.4% and 8.8%, respectively.

If the Company reduces or terminates the commitments under the Revolving Credit Facility before its maturity, it will incur an early termination fee of 1% if done between December 21, 2024 and August 21, 2025. Additionally, if the facility is reduced or terminated on or before June 21, 2025, the Company is required to pay a minimum interest amount of 10% of the revolver minimum based on $100 million through December 2024.

Availability under the Revolving Credit Facility is determined by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. The Company also incurs a commitment fee of 0.25% for unused credit line with fees for the period three and nine month periods ended March 31, 2025, and March 31, 2024, of $0.07 million and $0.04 million, and $0.16 million and $0.09 million, respectively. Availability as of March 31, 2025, was approximately $52 million with an outstanding revolver balance of approximately $68 million. Availability as of June 30, 2024, was $47 million with an outstanding revolver balance of $73 million.

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

The Company was in compliance with its covenants as of March 31, 2025. Revolving Credit Facility, net consists of the following at:

($ in thousands)	March 31, 2025	June 30, 2024
Outstanding Balance	$67,503	$72,979
Less: Deferred Finance Costs	(2,339)	(3,392)
Revolving Credit Facility, Net	$65,164	$69,587

During the three and nine months ended March 31, 2025, and 2024, the Company had interest expenses of $1.5 million and $2.3 million, respectively and $5.6 million and $7.7 million, respectively. Amortization of deferred finance costs of $0.4 million and $0.4 million, respectively $1.1 million and $0.5 million, respectively.

Note 10: Employee Benefits Company Health Plans

During the three months ended March 31, 2025, the Company transitioned its health insurance coverage from a self-funded model to an Individual Coverage Health Reimbursement Arrangement (“ICHRA”). As a result, the self-insured medical plans (including both PPO and HDHP options) under the Alliance Health & Benefits Plan (“AHBP”) were terminated. Under the ICHRA model, the Company reimburses employees and executive officers for individual health insurance premiums, with contribution levels varying based on coverage tiers.

There were no changes to the Company’s dental (PPO and HMO), vision, life insurance, or short-term disability plans. The Company’s dental HMO plan remains self-insured, with exposure limited to a maximum per individual procedure based on a published fee schedule. The dental PPO plan is fully insured. The Company contributes various percentages toward premium costs across benefit offerings, based on coverage levels and Board-approved schedules. The vision, life insurance, and short- and long-term disability plans are fully insured and Company-sponsored, with premiums paid by both the employer and employees in accordance with Board-approved contribution structures.

As of March 31, 2025, the Company had fully accrued for the estimated run-out liability associated with the terminated self-insured medical plans on a mature claims basis, as calculated by the plan administrator. At March 31, 2025 and June 30, 2024, the accrued estimated run-out exposure for the medical and dental plans totaled approximately $332,000 and $332,000, respectively, and is included in accrued expenses on the Company’s condensed unaudited consolidated balance sheets.

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

Note 11: Income Taxes

The effective tax rate was 35% and 43% for the three months ended March 31, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the three months ended March 31, 2025, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and a discrete item for the impact of fair value adjustments related to the Company’s warrant liability. The difference between the Company’s effective tax rate for the three months ended March 31, 2024, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and a discrete item for goodwill related to the Think3Fold acquisition.

The effective tax rate was 19% and 50% for the nine months ended March 31, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the nine months ended March 31, 2025, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and discrete item for the impact of fair value adjustment related to the Company’s warrant liability, and from an out-of-measurement period adjustment to the deferred tax liability related to software costs. The difference between the Company’s effective tax rate for the nine months ended March 31, 2024, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and a discrete item for goodwill related to the Think3Fold acquisition.

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of March 31, 2025, and June 30, 2024.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 26, 2024, the parties executed a Stipulation of Settlement which contemplates payment by the Company of $511,000 in exchange for the dismissal of all claims against the Company and the other defendants, which is pending court approval. On or about September 19, 2024, the Court issued an order requiring certain modifications to the previously submitted Stipulation of Settlement. On January 17, 2025, the parties submitted a revised Stipulation of Settlement and related documents to the Court. On April 2, 2025, the Court issued an order preliminary approving the settlement and setting a final approval hearing for June 17, 2025. At March 31, 2025 and June 30, 2024, $511,000 is included within current liabilities on the condensed balance sheets

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged distribution of a specific video game, Cooking Mama: Cookstar. The plaintiff is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Alliance is also investigating potential remedies against the former owners of COKem and their designees of consideration for the purchase of COKem. Office Create and COKem are scheduled for mediation on February 5, 2025. Mediation has been postponed. Plaintiff’s are filing an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKem seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended Answer insofar as any new claims pertain to COKem directly on March 12, 2025.

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

Ledworks, LLC and Ledworks, s.r.l. v. COKem: On June 26, 2024, Alliance received a demand letter from Ledworks’ Minnesota counsel citing claims for outstanding interest for invoices dating back to calendar year 2022. Over the last 18 months, COKem was attempting to resolve a reconciliation/return of products to Ledworks for an over-purchase made in 2022. The parties exchanged reconciliation schedules, and prior to removing all products from the Cokem’s Minnesota warehouse, the product was shipped to Ledworks for credit against the account payable. The parties are in discussion to attempt to reach agreement on one outstanding invoice (invoice amount $79k). COKem has an outstanding Return Authorization request to return $100,000 of additional product that Ledworks has failed to authorize. Ledworks is claiming interest due under Minnesota statutory in excess of $500,000 which Alliance disputes. The parties settled the matter and a motion to dismiss with prejudice was granted by the court on February 21, 2025.

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

Note 13: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, Inc., a customer of Alliance that is owned by the principal stockholders of Alliance, which is effective from February 1, 2023, through March 31, 2028, at which time the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the three and nine months ended March 31, 2025, Alliance had no distribution revenue. During the nine months ended March 31, 2024, Alliance recorded distribution revenue of $0.22 million, which is included in the net revenues in the unaudited condensed consolidated statements of operations.

During the three-month periods ended March 31, 2025, and 2024, and the nine-months periods ended March 31, 2025, and 2024, the Company had additional sales to GameFly of $0.7 million, $2.8 million, $2.3 million, and $7.8 million, respectively.

As of March 31, 2025, and June 30, 2024, the Company had receivables from GameFly of $0.3 million and $1.8 million, respectively, recorded within other receivables, net, on the unaudited condensed consolidated balance sheets.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14, 2023, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18, 2023. As of March 31, 2025, and June 30, 2024, the outstanding balance on the Ogilvie Loan was $10 million.

The Ogilvie Loan is subordinated to the Company’s revolving credit facility, meaning that in the event of liquidation or default, repayment of the Ogilvie Loan is subordinate to amounts outstanding under the Company’s debt arrangements.

The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5% (4.34% and 5.29% at March 31, 2025 and June 30, 2024, respectively). Interest expenses for the three and nine months ended March 31, 2025, and 2024 were $0.2 million and $0.3 million, respectively and $0.8 million and $0.8 million, respectively. The interest rate at March 31, 2025, was 9.81%.

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

During the three and nine months ended March 31, 2025 and 2024, Alliance incurred costs with MVP Logistics LLC, in the amount of $0 and $0, respectively and $0 and $1.0 million, respectively, recorded as cost of revenues in the unaudited condensed consolidated statements of operations, for freight shipping fees, transportation costs, warehouse distribution, and MVP 3PL services (for Arcades) at the Santa Fe Springs, and South Gates, California distribution facilities.

B&D Capital Partners, LLC

During the fiscal year ended June 30, 2024, the Company entered into a financial advisory agreement with B&D Capital Partners, LLC (“BDCP”). W. Tom Donaldson III, a director of the company, is a managing partner and a principal equity holder of Blystone & Donaldson, the parent company of BDPC. The agreement, dated July 28, 2023, engaged BDCP as a non-exclusive financial advisor to assist the Company in issuing privately held debt securities and related transactions. BDCP is owned by Blystone & Donaldson, LLC, and Mr. Donaldson, an independent director of the Company, is a principal of BDCP.

Under the terms of the agreement, BDCP provided financial advisory services, including the review of confidential information, identification and engagement of potential transaction parties, and assistance with investor presentations.

During the three and nine months ended March 31, 2025, the Company did not incur any related party fees with BDCP. For the fiscal year ended June 30, 2024, the Company paid BDCP approximately $1.8 million, which included an advisory fee equal to 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

Note 14: Leases

Components of lease expense were as follows for the three and nine months ended March 31, 2025, and 2024:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Lease Cost ($ in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Finance Lease Cost:
Amortization of Right of Use Assets	364	46	1,103	139
Interest on lease liabilities	116	1	389	4
Capitalized Operating Lease Cost	1,104	915	3,228	2,768
Short – Term Lease Cost	24	18	55	55
Variable Lease Cost	297	336	800	1,927
Total Lease Cost	1,905	1,316	5,575	4,893

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	-	1	-	4
Operating cash flows from Capitalized Operating leases	717	1,031	2,074	3,077
Financing cash flows from finance leases	718	50	2,138	149

	March 31, 2025	June 30, 2024
Right of use assets obtained in exchange for new finance lease liabilities	5,738	7,854
Right of use assets obtained in exchange for new Capitalized Operating lease liabilities	-	21,900
Net ROU remeasurement	-	(9)

Weighted average remaining lease term - finance leases (in Years)	1.83	2.86
Weighted average remaining lease term - Capitalized Operating leases (in Years)	5.76	6.50
Weighted average discount rate - finance leases	7.09%	3.33%
Weighted average discount rate - Capitalized Operating leases	5.68%	5.68%

Maturities of operating and finance lease liabilities as of March 31, 2025, are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal ending June 30, 2025	1,040	835
2026	4,205	3,340
2027	4,154	1,987
2028	4,232	-
2029	4,352	-
Thereafter	7,173	-
Total Lease Payments	25,156	6,162
Less Imputed Interest	(3,768)	(424)
Present Value Obligations	21,388	5,738
Short-term Liability	3,144	3,003
Long-term Liability	18,244	2,735

Finance leases are recorded in Property and Equipment, net on the condensed consolidated balance sheet.

($ in thousands)

	March 31, 2025	June 30, 2024

Cost	13,831	13,831
Additions	10	-
Accumulated Depreciation	(2,925)	(1,843)
Net Book Value	10,916	11,988

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of March 31, 2025, 463,800 shares were awarded under the 2023 Plan.

Note 16: Asset Purchase

On December 17, 2024, the Company completed an asset purchase from Bensussen Deutsch & Associates, LLC, “an unrelated third party” for a total cash consideration to the seller of $7,551,000. The asset purchase included inventory, tooling equipment, and a trademark.

The allocation of the purchase price was as follows:

($ in thousands)

Inventory	$753
Property and Equipment, tooling	124
Prepaid Assets	2
Accrued Liability	(25)
Total Identifiable net assets (liabilities)	854
Intangible assets (Trademark) (including capitalized costs)	6,756
Total Purchase Price (allocated)	$7,610
Total Cash Consideration Paid to Seller	$7,551
Capitalized Acquisition Costs (Legal and Shipping fees)	59

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

Inventory was recorded at its estimated fair value on the acquisition date and is expected to be sold within 18 months. Acquisition-related costs of $59 thousand, consisting of capitalized legal and shipping fees, included in the value of the intangible asset in accordance with ASC 805 -50-30-1. As a result, the total allocated purchase price, including capitalized costs, is $7,610 thousand.

Note 17: Warrants

As a result of the Merger, at March 31, 2025, and June 30, 2024 there were 5,750,000 Public Warrants, 4,120,000 Private Placement Warrants, and 50,090 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

The Company’s redemption right exists even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

As of March 31, 2025, and June 2024, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of March 31, 2025, and June 30, 2024, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility are based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of March 31, 2025, and June 30, 2024, the estimated fair value of the Company’s short and long-term debt approximates its carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate the fair value of the Private Warrants and Representative Warrants as of March 31, 2025 and June 30, 2024.

	March 31, 2025	June 30, 2024
Stock Price	$3.35	$3.00
Exercise price per share	$11.50	$11.50
Risk-free interest rate	3.85%	4.41%
Expected term (years)	2.7	3.6
Expected volatility	50.1%	36.0%
Expected dividend yield	-	—

The significant assumptions using the Lattice model approach for valuation of the Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.

(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.

(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by the market price of the public warrants, adjusted by guideline public company volatility.

(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$703	$-	$-	$703

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$247	$—	$—	$247

The table below presents the change in number and fair value of the Private and Representative Warrants since June 30, 2024: (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Classification change from Private to Public	(762,333)	-	(6,750)	-	(769,083)	-
Change in value	-	$450	-	$6	-	$456
March 31, 2025	3,357,667	$694	43,340	$9	3,401,007	$703

Note 19: Reclassification of Private Warrants to Public Warrants

Reclassification from Liability to Equity

During the nine months ended March 31, 2025, certain shareholders of the company sold private warrants to third parties who were not deemed “permitted transferees” under the terms of the Warrant Agreement. As stipulated in the Warrant Agreement, upon such a sale, the private warrants became subject to the same redemption provisions applicable to public warrants. This change in terms impacted the accounting treatment of the private warrants as follows:

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

During the three and nine months ended March 31, 2025, and 2024 the Company recorded a gain of $1.7 million, and a loss of $0.1 million, respectively and a loss of $0.9 million and a gain of $.04 million, respectively, related to the fair value measurement of warrant liabilities, primarily due to changes in the market price of our common stock and the volatility assumptions used in the valuation model.

The fair value of the warrant liabilities at March 31, 2025, and June 30, 2024, was $0.7 million and $0.2 million, respectively, and is recorded under warrant liabilities on the unaudited condensed consolidated balance sheets.

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

In connection with awards granted, the Company recognized $0.0 and $0.0 and $0 and $1.4 million in stock-based compensation expense during the three and nine months ended March 31, 2025, and March 31, 2024.

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

Note 22 – Issuance of Common Stock

During the nine months ended March 31, 2024, the Company sold 1,335,000 shares of its Class A common stock at a price of $3.00 per share, generating gross proceeds of approximately $4.0 million. After deducting underwriting discounts, offering expenses, and representative warrants, net proceeds were approximately $1.3 million. No shares were issued during the nine months ended March 31, 2025.

Note 23 – Subsequent Events

Subsequent to March 31, 2025, the Company terminated its proposed acquisition of Diamond Comics, which had been proceeding under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2025, approximately $3.9 million of transaction-related costs were included in prepaid assets on the Company’s unaudited condensed balance sheet. The termination of the acquisition will not result in the completion of the planned transaction. The Company is currently evaluating the recoverability of the deferred costs related to the acquisition and will adjust the carrying value of these assets in a future period if it determines that any portion is not recoverable.

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

Additionally, Alliance manages a diverse portfolio of owned e-commerce brands through its DirectToU LLC division, catering to various entertainment and collectible markets. Notable brands include DeepDiscount, PopMarket, ImportCDs, Critics’ Choice Video, Collectors’ Choice Music, Movies unlimited and WowHD.

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

License Agreements

In January 2025, Alliance entered into an exclusive home entertainment distribution agreement with Paramount Pictures, designating Alliance as the sole distributor of Paramount’s physical media – including DVDs, Blu-rays, and 4K UHD titles, across the United States and Canada. This strategic partnership significantly enhances Alliance’s leadership in home entertainment distribution by providing direct access to Paramount’s extensive library of blockbuster films and iconic TV series. The collaboration has already yielded positive results. This partnership not only strengthens relationships with major retailers and collectors but also reinforces Alliance’s commitment to delivering high-quality entertainment products to consumers.

Merger, Asset Purchase and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On December 17, 2024, Alliance acquired Handmade by Robots from Bensussen Deutsch & Associates, LLC, for $7.6 million. Handmade by Robots produces licensed vinyl figures that mimic the look of knitted or crocheted plush toys. These figures feature characters from popular franchises such as DC Comics, Ghostbusters, Harry Potter, Star Trek, and Stranger Things, and have become favorites among fans and collectors. The acquisition included inventory, tooling equipment, and a trademark associated with the product line. This addition has diversified our product offerings by adding an exclusive line to our portfolio.

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

Macroeconomic Uncertainties

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. Alliance has navigated significant macroeconomic challenges in recent years, including inflation, the U.S. Federal Reserve interest rates, and the Russia-Ukraine war have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended March 31, 2025, Compared to Three Months Ended

March 31, 2024

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net Revenues	$213,045	$211,209
Cost of Revenues (excluding depreciation and amortization)	183,984	183,196
Operating Expenses
Distribution and Fulfillment Expense	9,989	11,125
Selling, General and Administrative Expense	14,187	13,948
Depreciation and Amortization	1,352	1,402
Transaction Costs	-	2,086
Restructuring Costs	4	179
Gain on Disposal of Fixed Assets	-	(51)
Total Operating Expenses	25,532	28,689
Operating Income (Loss)	3,529	(676)
Other Expenses
Change in Fair Value of Warrants	(1,676)	124
Interest Expense, Net	2,435	3,052
Total Other Expenses	759	3,176
Income Before Income Tax Expense (Benefit)	2,770	(3,852)
Income Tax Expense (Benefit)	919	(475)
Net Income (Loss)	1,851	(3,377)

Net Revenue: Year over year, total net revenues increased from $211 million to $213 million (+$1.8 million, +1%) for the three months ended March 31, 2025. Alliance Entertainment is a recognized leader in the entertainment industry, excelling in the licensing, production, and distribution of a diverse range of entertainment products and content, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, our extensive portfolio of unique content, combined with our deep inventory, enables us to service bulk business-to-business (B2B) and direct-to-consumer (DTC) channels with a vast selection of products unavailable through other distributors. Our recent acquisition of Handmade by Robots and Paramount licensing contract will further enhance our portfolio of exclusive content. As a result of exclusive film and media content partnerships, the Company has already experienced a rise in sales and now contributes nearly 18% of total gross revenue. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 35% of gross revenue for the three months ended March 31, 2025

Year over year, vinyl record sales increased from $78 million to $86 million (+$8 million, +11%) for the three months ending March 31, 2025. The average selling price of vinyl was down 7% but, combined with an increase in volume of 18.8%, resulted in an overall 10.5% increase in revenue growth compared to the same period in the previous year and combined with an increase in volume resulted in an overall 12% increase in revenue growth compared to the same period in the previous year. This growth was further supported by strong pre-sales activity leading up to Record Store Day, which continues to serve as a major catalyst for consumer interest and purchasing. We expect this upward trend to persist as music enthusiasts and collectors remain passionate about expanding their collections, appreciating the tangible experience of vinyl, and valuing the unique artwork and limited-edition offerings that events like Record Store Day promote.

Music Compact Disc (CD) sales declined from $25 million to $21 million for the three months ended March 31, 2025, representing a decrease of $4 million or 18.1% year-over-year. This drop was driven by an 8.9% reduction in the average selling price on the same number of units sold. The overall decline reflects the waning of the pandemic-era boost in physical media sales. However, the continued global popularity of K-Pop helped support the average selling price, softening the impact of the downturn.

Physical movie sales, which include DVDs, Blu-ray, and Ultra HD formats, increased from $42 million to $58 million (+$16 million, +39%) for the three months ended March 31, 2025, compared to the same period last year. The average selling price of physical film products rose 27.6% year over year, and, when combined with higher unit volume, contributed to the significant revenue growth. A major driver of this performance was the launch of new exclusive content partnerships this quarter, which expanded the availability of high-demand titles. The steady release of new theatrical films, along with the popularity of premium 4K and collectible SteelBook editions, continues to fuel home video sales. We expect the trend of higher price points to persist as brick-and-mortar retailers prioritize curated, premium content and deliver an integrated omnichannel shopping experience. Alliance Entertainment’s extensive catalog of music and movies, accessible through both in-store and online platforms, positions retailers to offer a personalized and engaging experience that builds customer loyalty and supports brand differentiation.

Consumer products revenue decreased from $9 million to $8 million (-$1 million, -8.7%) for the three months ended March 31, 2025, compared to the prior year period. The average selling price declined by 31.5%, and although volume increased by 32.3%, it was not enough to offset the pricing decline, resulting in an overall decrease in revenue. Sales were primarily impacted by changes in supply chain dynamics and purchasing strategies, along with the absence of standout or high impact releases this year. Consequently, the average selling price per unit declined. However, following our acquisition of Handmade by Robots, we anticipate a strong lineup of new theatrical and streaming releases that we anticipate will drive collectible and merchandise sales, and boost margins. The collectibles market remains an integral part of the entertainment segment, driven by its mix of nostalgic, investment, and intrinsic value. Working to align our offerings with market trends and consumer preferences will be key as we deepen our partnerships with key licensors of these franchises.

Gaming product revenue declined from $43 million to $29 million, a decrease of $14 million or 32%, reflecting a broader slowdown in the gaming industry. Despite a significant increase in average selling price and margins, driven by an improved product mix and fewer discounts compared to the prior year period, overall sales were constrained by limited hardware availability from key suppliers, as existing inventory has been largely depleted. With the market eagerly awaiting the next generation of high-performance gaming consoles, we expect strong future demand for hardware, accessories, and peripherals. As a distributor of physical gaming products, we remain focused on monitoring industry trends and adjusting our product offerings to align with consumer demand and maximize profitability. However, we continue to closely watch for potential product availability issues stemming from ongoing market volatility and the trade tensions with China, which could impact manufacturing timelines, shipping costs, and overall supply chain stability.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $183 million to $184 million (+$1 million or +0.4%) year over year primarily due to the direct relation of product costs to sales volume. Gross Margin dollars increased year over year from $28 million to $29 million for the three months ended March 31, 2025, over the same prior year period, resulting in a margin increase from 13.3% to 13.6%.

Operating Expenses: Total operating expenses for the quarter decreased from $28.7 million to $25.5 million (-$3.2 million or -11.0%) and decreased as a percentage of net revenue versus the same quarter prior year from 13.6% to 12.0%. Total Distribution and fulfillment expense declined from $11.1 million to $10.0 million (-$1.1million, -10.2%) and decreased from 5.3% to 4.7% as a percentage of net revenue for the three months ended March 31, 2025, versus the same prior year period. We continue to invest in warehouse automation to reduce the need for total warehouse labor and utilize temporary labor forces to manage changes in demand. As a result, fulfillment payroll declined from $7.4 million to $6.3 million (-$1.1 million, -15.2%) for the current quarter, and, despite low unemployment rates, the average cost per labor hour declined approximately 5.0% for the three months ended March 31, 2025, versus the prior year period. In May of 2024, we consolidated operations by closing our Shakopee, MN warehouse, which also helped reduce operating costs and improve efficiency by centralizing operations and reducing redundancy. We continue to identify and implement business-process changes aimed at improving overall efficiency and supporting long-term scalability, total selling, general, and administrative costs increased slightly from $13.9 million to $14.2 million, a rise of $0.2 million or 1.7% year over year. This modest increase reflects strategic investments in infrastructure, personnel, and technology to enhance operational effectiveness. Depreciation and Amortization decreased from $1.4 million to $1.3 million (-$0.1 million, or -10.0%) for the quarter ended March 31, 2025, over the prior year period.

Interest Expense: For the three months ended March 31, 2025, total interest expense decreased from $3.1 million to $2.4 million (-$0.6 million, -20.2%) versus the prior year period. The primary driver was a reduction of the average revolver balance from $94 million to $68 million (-$26 million, -27%) over the prior year period, partially offset by an increase of our effective interest rate from 10.0% to 8.9%.

Income Tax: For the three months ended March 31, 2025, an income tax expense of $0.9 million was recorded compared to a benefit of $0.5 million for the prior year period. Alliance reported a pretax income of $2.8 million for the three months ended March 31, 2025, versus a loss of $3.9 million for the three months ended March 31, 2024. The effective tax rate was 35% and 43% for the three months ended March 31, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the three months ended March 31, 2025, and the federal statutory rate primarily resulted from state income taxes, foreign derived intangible income, and a discrete item for the impact of fair value adjustments related to the Company’s warrant liability. The difference between the Company’s effective tax rate for the three months ended March 31, 2024, and the federal statutory rate primarily resulted from state income taxes, foreign derived intangible income, and a discrete item for goodwill related to the Think3Fold acquisition.

Non-GAAP Financial Measures: For the three months ended March 31, 2025, we had non-GAAP Adjusted EBITDA of approximately $4.9 million compared with Adjusted EBITDA of approximately $2.9 million in the prior year period, or a year-over-year improvement of $2.0 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; (iv) depreciation and amortization expense; and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net Income(Loss)	$1,851	$(3,377)
Add back:
Interest Expense	2,435	3,052
Income Tax Expense	919	(475)
Depreciation and Amortization	1,352	1,402
EBITDA	$6,557	$602
Adjustments
Transaction Costs	-	2,086
Change In Fair Value of Warrants	(1,676)	124
Gain on Disposal of PPE	-	(51)
Restructuring Cost	4	179
Adjusted EBITDA	$4,885	$2,940

Alliance Entertainment Holding Corporation

Results of Operations Nine Months Ended March 31, 2025, Compared to Nine Months Ended

March 31, 2024

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net Revenues	$835,707	$863,549
Cost of Revenues (excluding depreciation and amortization)	738,821	761,580
Operating Expenses
Distribution and Fulfillment Expense	31,425	37,983
Selling, General and Administrative Expense	41,092	43,667
Depreciation and Amortization	3,865	4,455
Transaction Costs	-	2,086
Restructuring Costs	73	226
Gain on Disposal of Fixed Assets	(15)	(51)
Total Operating Expenses	76,440	88,366
Operating Income	20,446	13,603
Other Expenses
Change in Fair Value of Warrants	910	(41)
Interest Expense, Net	8,101	9,520
Total Other Expenses	9,011	9,479
Income Before Income Tax Expense	11,435	4,124
Income Tax Expense	2,116	2,049
Net Income	9,319	2,075

Net Revenue: Year over year, total net revenues decreased from $864 million to $836 million (-$28 million, -3.2%) for the nine months ended March 31, 2025. Alliance Entertainment remains a recognized leader in the entertainment industry, with strengths in licensing, production, and distribution across a wide range of categories, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. Our exclusive content partnerships have contributed to increased sales, with this category now accounting for approximately 13% of total gross revenue. With exclusive distribution rights for nearly 200 studios and labels across the film and music industries, our expansive portfolio and deep inventory allow us to efficiently serve both bulk B2B customers and direct-to-consumer (DTC) channels with a broad assortment of products not available through other distributors. Our recent acquisition of Handmade by Robots, along with the Paramount licensing agreement, further strengthens our library of exclusive and in-demand content. Additionally, our comprehensive DTC suite of distribution and inventory solutions, anchored by our consumer-direct subsidiary, DirectToU LLC, contributed approximately 38% of gross sales revenue for the nine-month period ended March 31, 2025.

Year over year, vinyl record sales increased from $242 million to $266 million ($24 million, 10%) for the nine months ending March 31, 2025. The average selling price of vinyl rose 1.7%, and when combined with a 7.9% increase in volume, resulted in an overall 9.8% growth in revenue compared to the prior year. This performance was further supported by strong early demand and pre-sales in anticipation of Record Store Day in April 2025, which has become a major driver of limited-edition releases and consumer engagement. We expect music enthusiasts and collectors to continue fueling this upward trend through their passion for music, appreciation of album artwork, and desire to build and personalize their physical collections. Notable releases in the nine months ended March 31, 2025 included Taylor Swift’s The Tortured Poets Department, Oasis’s 30th anniversary reissue of Definitely Maybe, Chappell Roan’s The Rise and Fall of a Midwest Princess and Sabrina Carpenter’s Short n’ Sweet.

Music Compact Discs (CDs) sales decreased from $97 million to $94 million (-$2.5 million, -2.6%) for the nine months ended March 31, 2025. The average selling price declined modestly by 2.5% year over year, while unit volume increased slightly by 0.9%, helping to soften the impact of the price decrease. One of the key drivers behind this surge in unit sales was the continued strength of K-pop in the U.S. market. Despite a global decline of 19% in K-pop physical album sales in 2024, the genre remained a dominant force in the U.S., with seven K-pop albums ranking among the top 10 best-selling CDs. Albums from groups such as Stray Kids and Enhypen helped fuel this demand, driven by highly collectible physical editions and a deeply engaged fanbase. As a result, K-pop played a crucial role in mitigating the overall revenue decline and sustaining consumer interest in the CD format during this period.

Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $159 million to $197 million (+$39 million, +25%) for the nine months ended March 31, 2025, versus the same period last year. The average selling price of physical film products increased 20.2% year over year, while a modest decrease in volume of 5.3% still contributed to a healthy revenue increase versus the same period last year. The consistent flow of new theatrical releases, combined with 4K and collectible SteelBook content, continues to drive home video sales. Additionally, the launch of a new exclusive content partnership in January 2025 significantly enhanced our film portfolio, bringing in a wave of high-profile titles that elevated both our pricing power and retail placement. We expect the trend of higher price points to continue as brick-and-mortar retailers cater to consumer preferences for omnichannel shopping experiences and curated content over inexpensive, mass-market offerings. We believe that ensuring our offerings align with market trends and consumer preferences is essential as we deepen our partnerships with key licensors of these franchises. At the same time, we remain vigilant about potential impacts from tariffs and related supply chain pressures, which could influence product availability and pricing structures. We are actively working to mitigate these risks through diversified sourcing strategies and close coordination with our partners.

Consumer products revenue decreased from $35 million to $27 million (-$8 million, -23%) for the nine months ended March 31, 2025 versus the prior year period. This drop was primarily driven by shifts in supply chain dynamics and evolving purchasing strategies from key retail partners, which led to more conservative ordering patterns and tighter inventory controls. Additionally, the absence of major, high-impact releases during the period limited consumer excitement and demand across key product categories. As a result, while the average selling price per unit declined due to increased promotional activity and a less premium product mix, unit volume rose modestly. This slight uptick in volume was not enough to offset the overall revenue decline, but it reflects ongoing consumer interest in the category despite a more challenging market environment. Following our acquisition of Handmade by Robots, we anticipate a strong lineup of new theatrical and streaming releases that will drive collectible and merchandise sales, boosting margins. The collectibles market remains an integral part of the entertainment segment, driven by its mix of nostalgic, investment, and intrinsic value. We believe that ensuring our offerings align with market trends and consumer preferences is essential as we deepen our partnerships with key licensors of these franchises. At the same time, we remain vigilant about potential impacts from tariffs and related supply chain pressures, which could influence product availability and pricing structures. We are actively working to mitigate these risks through diversified sourcing strategies and close coordination with our partners.

Gaming product revenue decreased from $287 million to $226 million (-$61 million, -21%) for the nine months ended March 31, 2025, compared to the prior year period, reflecting a broader downturn across the gaming industry. While this category has historically been a strong performer, this period’s results were impacted by several interrelated factors. Most notably, a lack of hardware availability from key suppliers constrained our ability to meet consumer demand, as inventories of popular consoles and gaming devices were depleted. In addition, major gaming publishers shifted their release timelines, resulting in fewer blockbuster game launches during the period. Despite the overall revenue decline, our average selling price and margins improved meaningfully over the prior year period, driven by an improved product mix favoring premium accessories and collector-focused offerings, along with fewer discounts compared to the prior year period. These gains helped partially offset lower volumes. The gaming market is now in a transitional phase, with consumers and retailers anticipating the next generation of high-performance gaming consoles. As a leading distributor of physical gaming products, we are positioning ourselves to capitalize on the expected resurgence in demand for hardware, peripherals, and accessories once these new platforms are introduced. We continue to closely monitor industry developments and are aligning our inventory and purchasing strategies to ensure we are well-equipped to support both our retail partners and gaming consumers in the upcoming cycle. With the anticipated release of next-generation gaming consoles, and increased demand for premium accessories and collector editions, we expect a renewed surge in consumer interest and are preparing accordingly to meet that demand.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $762 million to $739 million (-$23 million, -3%) year over year primarily due to the direct relation of product costs to sales volume. Gross margin dollars decreased year over year from $102 million to $97 million resulting in a slight margin decline from 11.8% to 11.6% for the nine months ended March 31, 2025, over the same prior year period.

Operating Expenses: Total operating expenses decreased from $88.4 million to $76.4 million (-$11.9 million, -13.5%) and decreased as a percentage of net revenue over the prior year period from 10.2% to 9.1%. Total distribution and fulfillment expense declined from $38 million to $31.4 million and decreased from 4.4% to 3.8% as a percentage of net revenue for the nine months ended March 31, 2025, versus the prior year period. We continue to invest in warehouse automation to reduce the need for total warehouse labor and utilize temporary labor forces to manage changes in demand. As a result, fulfillment payroll declined from $24.1 million to $20.7 million (-$3.2 million, -14%) and, despite low unemployment rates during the period, the average cost per labor hour declined 5.1% for the nine months ended March 31, 2025. In May 2024, we streamlined our operations by closing the Shakopee, MN warehouse, a move that helped lower operating costs and enhance efficiency by centralizing our logistics and eliminating operational redundancies. We continue to identify and implement business process changes to improve overall efficiency, and total selling, general and administrative costs declined from $43.7 million to $41.1 million (-$2.6 million, -5.9%) year over year.

Interest Expense: For the nine months ended March 31, 2025, total interest expense decreased from $9.5 million to $8.1 million (-$1.4 million, -14.9%) versus the prior year period. The primary driver was a large reduction of the average revolver balance from $114 million to $79 million (-$35 million, -31%) and partial offset by an increase of our effective interest rate from 8.8% to 9.4% for the nine months ended March 31, 2025, versus the nine months ended March 31, 2024.

Income Tax: For the nine months ended March 31, 2025, an income tax expense of $2.1 million was recorded compared to an expense of $2.0 million for the prior year period. Alliance reported a pretax gain of $11.4 million and pretax gain of $4.1 million for the nine months ended March 31, 2025, and 2024, respectively. The annual effective tax rate was 19% and 50% for the nine months ended March 31, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the nine months ended March 31, 2025, and the federal statutory rate primarily resulted from state income taxes, foreign derived intangible income, and discrete item for the impact of fair value adjustment related to the Company’s warrant liability, and from an out-of-measurement period adjustment to the deferred tax liability related to software costs. The difference between the Company’s effective tax rate for the nine months ended March 31, 2024, and the federal statutory rate primarily resulted from state income taxes, foreign derived intangible income, and a discrete item for goodwill related to the Think3Fold acquisition.

Non-GAAP Financial Measures: For the nine months ended March 31, 2025, we had non-GAAP Adjusted EBITDA of approximately $24.4 million compared to Adjusted EBITDA of approximately $22.2 million for the prior year period, or a year-over-year improvement of $2.2 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; (iv) depreciation and amortization expense; and (v) fair value of Warrants and other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net Income	$9,319	$2,075
Add back:
Interest Expense	8,101	9,520
Income Tax Expense	2,116	2,049
Depreciation and Amortization	3,865	4,455
EBITDA	$23,401	$18,099
Adjustments
Stock-based Compensation Expense	-	1,386
Transaction Costs		2,086
Restructuring Cost	73	226
Change In Fair Value of Warrants	910	(41)
Merger-related Contingent Losses	-	461
Gain on Disposal of Property and Equipment	(15)	(51)
Adjusted EBITDA	$24,369	$22,166

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On December 21, 2023, Alliance Entertainment Holding Corporation entered into a Loan and Security Agreement, providing for a three-year $120 million senior secured asset-based credit facility, with White Oak Commercial Finance, LLC (the “Current Credit Facility”). The Current Credit Facility replaced the Company’s revolver with Bank of America.

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

Our primary sources of liquidity are cash on-hand, cash provided by operating activities, and borrowings under our credit facility. As of March 31, 2025, in addition to the $2 million of cash, we carried a $65 million revolver balance on our $120 million Current Credit Facility. Year over year, we have converted accounts receivable and inventory to cash which was used to reduce the Current Credit Facility balance from $73 million on March 31, 2024, to $68 million (-$2 million or -3%) on March 31, 2025. As a result, our availability increased from $47 million on March 31, 2024, to $52 million on March 31, 2025 (+$5 million, +11%).

($in millions)	March 31, 2025	March 31, 2024
Revolver Balance	68	73
Availability	52	47

As of March 31, 2025, the Company intends to continue relying primarily on its borrowing capacity under the Current Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $2.40 as of May 12, 2025, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities and liquidity needs.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the nine months ended March 31, 2025, and 2024.

	Nine Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net Income	$9,319	$2,075
Net Cash Provided By (Used In):
Operating Activities	16,081	46,115
Investing Activities	(7,588)	(143)
Financing Activities	(7,592)	(45,195)

For the nine months ended March 31, 2025, on net income of $9.3 million, the Company’s cash provided by operating activities was $16.1 million compared to $46.1 million for the nine months ended March 31, 2024. The year-over-year comparison reflects a $7.2 million improvement in net income combined with a $5.0 million decrease in inventory, versus a $39.0 million decrease the prior-year period. A key driver of the year-over-year reduction in inventory levels was the elevated inventory position we carried in prior periods as a result of earlier supply chain disruptions. As of March 31, 2025, inventory was approximately $93 million compared to $108 million at March 31, 2024 (a decrease of $15 million, or 14%), which was primarily driven by improved inventory management and tighter control over purchasing and replenishment processes.

The cash flow used in investing activities was $7.6 million for the nine months ended March 31, 2025, and $0.1 million for the same period prior year. The use of funds in investing activities was primarily driven by the acquisition of Handmade by Robots.

Net cash used in financing activities totaled $7.6 million, an improvement over the $45.2 million used in the prior year, driven by reduced borrowings on revolving credit facilities due to tighter cash management controls in the current nine month period.

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

No changes were made to the critical accounting estimates discussed in the 2024 Annual Report during the nine months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below. These material weaknesses in our internal control over financial reporting relate to the fact that the Company did not have the necessary business processes and related internal controls fully implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, as described further below. The Company has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements related to certain non-routine transactions, which has been implemented within the reporting period but has yet to be effective for most of the fiscal year ended June 30, 2025. The material weaknesses will be considered remediated when such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis. As of March 31, 2025, the following material weaknesses existed:

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

Remediation Plan for Material Weaknesses

As of March 31, 2025, the Company has implemented controls that we are confident will remediate the identified material weaknesses. While certain controls were fully operational only for a portion of the prior fiscal year ended June 30, 2024, some control implementations are still ongoing, with significant remediation efforts expected to be finalized by the end of the fiscal year ending June 30, 2025. These efforts focused on enhancing financial oversight, improving the accuracy and compliance of financial operations, and strengthening our internal controls over financial reporting (ICFR). The Company continues to monitor the effectiveness of these controls to ensure sustained compliance.

Key remediation actions included:

●	Entity-Level Controls: We enhanced support, oversight, and accountability for key financial reporting positions. Management continues to assess and address resource needs, including the potential addition of accounting and compliance personnel and engagement of third-party advisors, as necessary.

●	Information Technology General Controls: We implemented user access assessments and periodic reviews for key IT systems to ensure appropriate logical security. IT processes are now centrally managed, and we are evaluating the transition of certain hosting and administrative responsibilities to third-party providers.

●	Financial Close Process and Internal Controls over Financial Reporting (ICFR): We enhanced controls over revenue, inventory, accounts payable, payroll, income taxes, journal entries, and other business processes. This included developing monitoring controls to timely assess and adjust our ICFR as needed. Additionally, we engaged a third-party service provider to assist in designing and implementing significant process transaction flows and key controls across various business processes.

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

Changes in Internal Control over Financial Reporting

For the nine months ended March 31, 2025, except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13d-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2023, a class action complaint, titled Matthew McKnight v. Alliance Entertainment Holding Corp. f/k/a Adara Acquisition Corp., Adara Sponsor LLC, Thomas Finke, Paul G. Porter, Beatriz Acevedo-Greiff, W. Tom Donaldson III, Dylan Glenn, and Frank Quintero, was filed in the Delaware Court of Chancery against our pre-Business Combination board of directors and executive officers and Adara Sponsor LLC, alleging breaches of fiduciary duties by purportedly failing to disclose certain information in connection with the Business Combination and by approving the Business Combination. On August 26, 2024, the parties executed a Stipulation of Settlement which contemplates payment by the Company of $511,000 in exchange for the dismissal of all claims against the Company and the other defendants, which is pending court approval. On or about September 19, 2024, the Court issued an order requiring certain modifications to the previously submitted Stipulation of Settlement. On January 17, 2025, the parties submitted a revised Stipulation of Settlement and related documents to the Court. On April 2, 2025, the Court issued an order preliminary approving the settlement and setting a final approval hearing for June 17, 2025.

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. The plaintiff is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Alliance is also investigating potential remedies against the former owners of COKem and their designees of consideration for the purchase of COKem. Office Create and COKem are scheduled for mediation on February 5, 2025. Mediation has been postponed. Plaintiff’s are filing an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKem seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended Answer insofar as any new claims pertain to COKem directly on March 12, 2025.

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

Item 1A. Risk Factors

In addition to the risks described below, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ending June 30, 2024, filed with the SEC on September 20, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Our business is subject to risks associated with the current developments in international trade, including tariffs, which could increase our costs and negatively impact margins and sales. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to International Trade Policies and Tariffs

We are subject to risks arising from changes in international trade policies, including the imposition of new or increased tariffs on imported goods. These risks are particularly relevant to our gaming and collectibles categories, where a significant portion of our inventory is sourced from foreign suppliers. Tariffs on such goods have increased in recent years, and proposed tariffs as high as 145%—if enacted—could severely limit our ability to source products at commercially viable cost levels, potentially resulting in reduced availability of inventory and lost sales.

Even more moderate tariff increases, in the range of 25% to 50%, could materially increase our cost of goods sold. While we may be able to offset some of these increases through price adjustments, there is no guarantee that market conditions will support such increases without negatively affecting consumer demand. In some cases, higher retail prices could increase revenues, but these effects are uncertain and highly dependent on our ability to maintain price elasticity and competitive positioning in the marketplace.

If we are unable to pass through increased costs or if supply chain disruptions prevent us from sourcing key products, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: May 15, 2025	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

