Form 10-K
period 2025-06-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2025-09-10
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2024, was $117,070,000.

As of September 10, 2025, 50,957,370 shares of Class A common stock, par value $0.0001 per share, and 60,000,000 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” under federal securities laws. Our forward-looking statements include, but are not limited to, statements about us and our industry, as well as statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements include information concerning possible or projected future results of our operations, including statements about potential acquisition or merger targets, strategies or plans; business strategies; prospects; future cash flows; financing plans; plans and objectives of management; any other statements regarding future cash needs, future operations, business plans and future financial results; and any other statements that are not historical facts. Forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potential,” “will,” and similar expressions. However, the absence of these words does not mean a statement is not forward-looking.

Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. These statements are based on our current expectations, forecasts, and assumptions and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks include, but are not limited to:

●	Risks related to market acceptance and growth opportunities.
●	Potential changes in laws or regulations.
●	Supply chain disruptions and increased costs.
●	Dependence on key suppliers and customers.
●	Risks related to our significant indebtedness and compliance with debt covenants.
●	Litigation and regulatory risks.
●	Economic factors such as inflation and interest rates.
●	Challenges in retaining key personnel.
●	Cybersecurity threats and IT infrastructure issues.
●	Environmental, safety, and product liability concerns.
●	Risks related to potential acquisitions.
●	Changes in U.S. tax laws.
●	Risks Related to International Trade Policies and Tariffs.

These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We discuss in greater detail, and incorporate by reference into this prospectus in their entirety, many of these risks and uncertainties under the heading “Risk Factors” contained in this prospectus and in the documents incorporated by reference herein. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, we caution investors not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this filing. We are not obligated to update these statements to reflect new information or future events, except as required by law.

ii

PART I

Item 1. Business.

Alliance Entertainment is a leading global distributor and retailer of physical entertainment and collectible products, including vinyl records, CDs, DVDs, Blu-rays, video games, electronics, and licensed fan merchandise. The Company’s unique position in the entertainment ecosystem is supported by a diverse portfolio of direct-to-consumer brands, including Critics’ Choice Video, Collectors’ Choice Music, Movies Unlimited, DeepDiscount, PopMarket, Blowitoutahere, Fulfillment Express, ImportCDs, GamerCandy, and WowHD.

Alliance connects top content creators, including Universal Pictures, Warner Bros. Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount Pictures, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take-Two, Electronic Arts, Ubisoft, and Square Enix with leading retailers such as Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, and Shopify. Through its multi-channel distribution model, the Company serves more than 35,000 retail locations and over 200 online storefronts across more than 70 countries.

The Company’s operations are supported by advanced warehouse automation and scalable logistics infrastructure, enabling Alliance to offer a broad product selection, high in-stock availability, and fast fulfillment across over 340,000 SKUs. These include core physical media as well as toys, figures, limited-edition collectibles, and licensed memorabilia. Alliance also provides third-party logistics (3PL) and drop-ship fulfillment capabilities for major brands and retailers.

To support its recent strategic expansion into collectibles and fan-focused categories, Alliance recently launched two new divisions:

■	Alliance Home Entertainment, the exclusive distributor of Paramount Pictures’ physical media content as of January 1, 2025, offering full-service support across production, marketing, and retail execution.

■	Alliance Authentic, a new division focused on licensed collectibles and branded merchandise, including partnerships with Handmade by Robots, Master Replicas, and Wētā Workshop.

Founded in 1990 (formerly CD Listening Bar, Inc.), Alliance has grown through organic expansion and over ten accretive acquisitions, including Phantom Sound and Vision, MSI Music, Infinity Resources, ANconnect, Mecca Electronics, Distribution Solutions, Mill Creek, COKeM, Think3Fold, and Super D (Alliance Entertainment). This growth is supported by the Company’s scalable operating platform and experienced management team.

Alliance’s competitive advantage is driven by its commitment to three pillars, Service, Selection, and Technology, which enable the Company to serve as a trusted partner across the entertainment and collectibles landscape.

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

Selection:

Product Categories — Alliance consolidates and distributes a portfolio of entertainment products with over 340,000 SKUs in stock in core media and entertainment product areas in five primary categories:

●	Gaming Products: For the fiscal year ended June 30, 2025, gaming represented approximately 24% of Alliance revenues on a consolidated basis. Leading products distributed are Nintendo, Microsoft, Arcade1Up, and third-party video game publishers. For the year ended June 30, 2024, gaming represented approximately 31% of Alliance revenues on a consolidated basis.

●	Vinyl Records: For the fiscal year ended June 30, 2025, vinyl represented approximately 32% of all Company revenues on a consolidated basis. For the year ended June 30, 2024, vinyl represented approximately 30% of Alliance revenues on a consolidated basis.

●	Digital Video Discs (DVD)/Blu-Ray/UltraHD: Sales for the fiscal year ended June 30, 2025, represented approximately 26% of Alliance’s consolidated revenue. For the year ended June 30, 2024, DVD, Blu-Ray and UltraHD represented approximately 19% of Alliance revenues on a consolidated basis.

●	Compact Discs: CDs for the fiscal year ended June 30, 2025, represent approximately 12% of Alliance’s consolidated revenue. For the year ended June 30, 2024, CDs represented approximately 12% of Alliance revenues on a consolidated basis.

●	Collectables and Electronics: Sales in Collectables and Consumer Electronics represented approximately 4% of the Company consolidated revenue for the fiscal year ended June 30, 2025, and approximately 4% of Alliance revenues on a consolidated basis for the year ended June 30, 2024.

Technology:

Alliance continues to improve its warehouse operations through targeted investments in automated handling equipment at its Shepherdsville, Kentucky facility. In April 2024, the Company implemented the OPEX Sure Sort X® system to automate the sortation of non-standard size products. This enhancement replaced manual sorting processes, reducing labor costs, accelerating processing times, and lowering the potential for product damage.

In December 2022, Alliance implemented an AutoStore Automated Storage & Retrieval System, which improved warehouse speed, reliability, capacity, and accuracy. Together, these automation initiatives have contributed to operational efficiencies and cost savings.

Alliance’s technology platforms provide stakeholders with seamless access to the Company’s global inventory through a modern, user-friendly interface accessible on desktop, notebook, and mobile devices. Key features include:

●	Advanced product search and personalized selection tools

●	Integrated marketing and customer relationship management (CRM) tools supporting multi-channel retailer marketplaces

●	Conversational commerce and Fintech solutions providing diverse payment options

●	Self-service purchasing and 24/7 customer support

These capabilities enhance transaction efficiency and engagement, supporting revenue growth and profitability relative to legacy distribution systems. Management believes these platforms enhance stakeholder productivity and competitiveness.

Industry Background

The industries in which the Company distributes products are:

●	Packaged Goods consisting of licensed physical media and entertainment content;

●	Gaming Consoles and Accessories; and

●	Licensed Toys and Collectables.

Distributors of physical media continue to navigate changes in consumer demand, an evolving omni-channel retail environment, and ongoing supplier consolidation. While many consumers have shifted to digital formats such as streaming music and video services, management believes a growing market remains for collectible physical media, including vinyl records, specialty SteelBook® DVDs, CD box sets, and pop culture collectibles.

This shift in demand, coupled with structural changes in the retail and supplier landscape, is contributing to the consolidation of distribution networks. Management believes this presents an opportunity for distributors, such as Alliance, that are positioned to meet the evolving needs of retailers and suppliers, such as Alliance.

Although overall demand for physical media has declined, niche markets serving music and movie enthusiasts have shown growth. This trend is reflected in the rising popularity of K-pop releases in CD and vinyl formats, special edition SteelBook® DVDs, and 4K UHD Blu-ray titles particularly among consumers seeking exclusive content. Nostalgia and collector-driven purchases remain a factor driving customer demand, with buyers valuing artwork, perceived audio quality, and the intrinsic value of limited-edition formats.

As major retail chains reduce shelf space for physical media, management believes distributors with direct-to-consumer capabilities and fulfillment services for retail e-commerce platforms, such as Alliance, are increasingly well-positioned. These capabilities allow retailers to expand product offerings without the need for incremental warehouse space or inventory carrying costs.

Suppliers are also adapting to this shift. By partnering with distributors, such as Alliance, that serve both mass and niche channels, suppliers can reach broader consumer bases through a more efficient distribution model. Exclusive and limited-edition releases allow suppliers to maintain premium pricing, and collaboration on marketing and promotional campaigns can further support product visibility and sell-through.

The physical media market remains competitive as companies seek to serve a more targeted customer base. Management believes that long-term success in this environment requires differentiation through exclusive content, curated product offerings, and enhanced customer service. The ability to anticipate consumer preferences and quickly deliver relevant entertainment experiences is increasingly important.

Specialized distributors may have a relative advantage in this regard due to their agility and ability to respond quickly to market trends. In management’s view, partnerships with artists and content creators to secure exclusive releases offer Alliance an additional competitive edge. Alliance leverages its broad product portfolio to create bundled, exclusive collectibles that support omni-channel retail strategies and appeal to collectors and enthusiasts.

Market Opportunity

The Company has identified three primary market areas where it currently conducts business and plans to grow its operations:

Content Media

As technology and consumer trends evolve, film, music, and gaming studios continue to re-evaluate distribution strategies to address shifting behaviors and expanding digital and physical platforms. Despite the rise of streaming and digital delivery, consumer demand for physical media remains resilient, driven by factors such as collectibility, superior audio-visual quality, and the intrinsic value of physical packaging.

In response to this opportunity, the Company recently launched Alliance Home Entertainment, a dedicated business unit established through a multi-year distribution agreement with Paramount Home Entertainment. This new division will handle the exclusive distribution of Paramount’s physical home video products across all major retail channels and direct-to-consumer platforms, including the management of catalog returns beginning January 31, 2025. The launch of Alliance Home Entertainment positions the Company as a trusted partner for major studios seeking a more efficient, centralized, and experienced physical media distributor.

Simultaneously, the Company is capitalizing on demand from collectors and enthusiasts through the expansion of its physical music and video offerings, most notably vinyl records, SteelBooks™, and special edition box sets. The Company believes that consumers continue to favor tangible media formats for their superior sound and picture quality, unique artwork, and collectible nature.

To further extend its reach into consumer lifestyle categories, the Company recently launched Alliance Authentic, a new brand focused on officially licensed merchandise and collectible products from leading artists, creators, and entertainment brands. This business complements our core media offerings and addresses growing demand for branded, limited-edition pop culture products that can be marketed through both B2B and DTC channels.

Fulfillment

The global e-commerce fulfillment services market continues to experience strong growth driven by increasing online sales penetration, particularly in North America. Large retailers such as Amazon, Walmart, Target, and Best Buy are increasingly relying on fulfillment partners to improve speed, flexibility, and service levels while maintaining cost efficiency.

Alliance is well-positioned to serve this expanding market through its scalable third-party logistics (3PL) and direct-to-consumer fulfillment solutions. By combining physical inventory depth, technology-driven distribution, and established carrier relationships, the Company enables retailers, brands, and suppliers to reach their customers more effectively. As retailers and manufacturers focus on core competencies, the outsourcing of logistics and fulfillment operations is expected to accelerate, further expanding the addressable market for Alliance’s services.

Our Competitive Strengths

Alliance is one of the largest physical media and entertainment and collectibles product distributors in the world and a leader in fulfillment and e-commerce distribution solutions. Its existing product and service offering has positioned the Company to capitalize on shifts towards e-commerce and Omni-Channel strategies, especially as retailers and manufacturers greatly increase their reliance on their direct-to-consumer fulfillment and distribution partners.

We believe that our key strengths position us to deliver on our strategy to grow profitably, optimize our core physical media and entertainment and collectibles product distributors’ fulfillment and e-commerce distribution solutions, and expand and continue to invest in higher-margin advanced technology solutions and high-value services.

The Company believes the following strengths are key to its ability to grow and maintain its position as a market leader:

●	Proven Management Experience and Equity Rollover. With over 30 years of operations and experience, Alliance management has extensive knowledge and is rolling over all their equity in the Business Combination in preparation to lead the Company towards future growth.

●	Significant barriers to entry and market leadership. Alliance is a leader in fulfillment and e-commerce distribution with over 340,000 SKUs in stock. The company’s market leadership is further protected by a three-pronged moat of services, selection, and technology. The company’s platforms create efficiencies that benefit its partners in the physical media and entertainment marketplace. As a result, both suppliers and retail customers rely on the company’s platforms to drive transaction volume.

●	Strategic Partnerships with Major Content Providers. Through Alliance Home Entertainment, the Company has established strong distribution relationships with major studios and independent content owners. Most recently, the Company secured an exclusive distribution agreement with Paramount Home Entertainment, reinforcing Alliance’s role as a key physical media partner and unlocking new growth opportunities within the home entertainment segment.

●

Expansion into Premium Collectibles and Licensed Merchandise

Alliance Authentic, the Company’s newest division, is focused on delivering curated, premium collectible products through exclusive licensing partnerships and proprietary brands. This leverages Alliance’s core distribution infrastructure and deep relationships in entertainment to capitalize on the growing demand for pop culture merchandise.

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

Capitalize on Strategic Studio Partnerships. Building on our exclusive distribution agreement with Paramount Home Entertainment through Alliance Home Entertainment, we intend to develop additional studio partnerships to expand our footprint in the physical media market and strengthen our position as a preferred content distribution partner.

Suppliers

Alliance distributes and markets over 400,000 products worldwide from more than 600 of the industry’s premier physical media entertainment products suppliers. The Company maintains approximately 340,000 SKUs of unique items in its inventory.

For the fiscal year that ended June 30, 2025, five suppliers made up approximately 59% of product receipt value, and 11 suppliers made up 80% of product receipt value. One supplier comprised of approximately 23% of Alliance’s total product receipt value for the year ended June 30, 2025, versus 21% in 2024.

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

For the year ended June 30, 2025, Alliance’s top three customers represented approximately 40% of its consolidated revenue. Alliance’s top customer represented approximately 15% of its consolidated net sales. By comparison, for the fiscal year ended June 30, 2024, the top three customers generated approximately 39% of consolidated revenue with one customer representing approximately 18%.

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

Competition

Alliance faces competition from a variety of competitors, including some of our own suppliers that sell directly to certain segments of the market, wholesale distributors, retailers, and internet-based businesses. We are a leading company in the sale and marketing of physical media entertainment and collectible products, including vinyl, gaming, DVDs, CD’s and consumer products and toys offerings, and operate in the competitive e-commerce business environment. We compete with several smaller physical media companies in our product categories, as well as with many larger e-commerce companies in the United States and internationally. In addition, we compete with entertainment companies that digitally download and stream their products. Competition is based primarily on meeting consumer product preferences and on the quality and play value of our physical media products and experiences. To a lesser extent, competition is also based on product pricing.

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

The changing trends in consumer preferences with respect to entertainment and collectibles and barriers to entry as well as the emergence of new technologies and different mediums for viewing content, such as the growing number of streaming platform options, continually creates new opportunities for existing competitors and start-ups to develop products and offerings that compete with our entertainment and e-commerce offerings. In the future, the Company may face increased competition through the emergence of new competitors or business models. Some of Alliance’s competitors may have access to significant financial resources, greater name recognition and well-established client bases in their target customer segments, differentiated business models, technology and other capabilities, or a differentiated geographic coverage, which may make it more difficult for Alliance to attract new customers.

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

Intellectual Property

Alliance’s intellectual property is an important component of its business. The Company relies on a combination of domain names, trademarks, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to protect its intellectual property. As of June 30, 2025, Alliance has no active patents or patent applications, but intends to pursue patent protection to the extent it believes it would be beneficial and cost effective.

As of June 30, 2025, the Company owned 22 U.S. registered or pending trademarks and one registered or pending trademark in another jurisdiction. Alliance also owns 128 domain names including www.deepdiscount.com, www.aent.com, www.cokem.com, www.importcds.com, www.ds.aent.com, and www.AMPEDdistribution.com.

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

Human Capital Resources

As of June 30, 2025, Alliance had approximately 697 employees on its payroll and approximately 168 workers hired through staffing agencies throughout the U.S. and internationally. As of June 30, 2024, Alliance had approximately 657 employees on its payroll and approximately 226 workers hired through staffing agencies throughout the U.S. and internationally. Staffing agencies are used to flex labor capacity to ensure the labor supply and demand are in balance. None of Alliance’s employees are subject to a collective bargaining agreement and Alliance believes it has a good relationship with its employees and staffing agencies.

Employees & Demographics. With respect to global demographics on June 30, 2025, approximately 49.5% of the Company’s payroll employees are female and 50.5% are male.

Talent & Turnover. With a focus on talent acquisition, the leadership team seeks out the most qualified candidates for open roles and endeavors to keep them at Alliance. Alliance has a robust program for seeking out those candidates, which ranges from sourcing through talent applications, reviewing direct applicants and using internal referrals to fill roles. Additionally, Alliance strives to promote internally when possible. Alliance’s program resulted in an annualized turnover rate of about 11.4% for the fiscal year ended June 30, 2025.

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

Periodic Reporting and Financial Information

Our Class A common stock and warrants are registered under the Exchange Act, and as a smaller reporting company, we have specific reporting obligations. We file annual, quarterly, and current reports with the SEC, which include audited financial statements prepared by our independent registered public accountants. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov). These reports and other important information are available on our website at www.aent.com under the Investor Relations section, free of charge, as soon as they are filed with the SEC. Please note that information on our website is not incorporated by reference into this report.

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

Additionally, we currently qualify as a “smaller reporting company” under SEC regulations. This status allows us to benefit from certain reduced disclosure obligations, such as the option to provide only two years of audited financial statements. We will continue to be classified as a smaller reporting company until the last day of the fiscal year.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition, and/or operating results. It is important that investors and stakeholders read this summary together with the more detailed description of each risk contained below:

●	If Alliance fails to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, its business could be harmed.

●	If Alliance does not successfully optimize and operate its fulfillment network, its business could be harmed.

●	Disruptions in Alliance’s supply chain have increased product expenditures and could result in an adverse impact on results of operations.

●	Inflation could cause Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.

●	Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Alliance’s customers could negatively impact Alliance’s sales growth and results of operations.

●	Our expansion places a strain on our management, operational, financial, and other resources.

●	Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks;

●	Our business will suffer if we are not successful in developing and expanding our partner brands across our consumer base.

●	Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors;

●	If we are unable to navigate through global supply chain challenges, our business may be harmed;

●	If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed;

●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or service providers could negatively impact our business;

●	We face significant inventory risk;

●	We rely on third-party suppliers, labels, studios, publishers, suppliers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services;

●	Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business;

●	Covenants and events of default under Alliance’s Credit Facility could limit our ability to undertake certain types of transactions and adversely affect our liquidity;

●	Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions;

●	If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed;

●	Alliance has engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations;

●	We might not be able to obtain or maintain the listing of our Class A common stock on the Nasdaq Capital Market;

●	We are subject to risks arising from international trade policies, including the imposition of new or increased tariffs on imported goods.

Risks Related to Our Business and Industry

If we fail to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, our business could be harmed.

The music, video, gaming, entertainment and collectible industries continue to experience frequent change driven by technological development, including developments with respect to the formats through which music, films, television programming, games, and other content are delivered to consumers. With rapid technological changes and dramatically expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. For example, consumers are increasingly accessing television, film, and other episodic content on streaming and digital content networks, such as Netflix, Amazon Prime Video, Hulu, Disney+ and Apple TV+. Additionally, consumers access music content through Apple Music, Pandora, Amazon Music, Spotify, and other providers. Video game services can be accessed through Xbox Game Pass, PlayStation Now, GeForce, Steam, Stadia, xCloud, Shadow, Luna, and Switch Online.

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

We face competition. If we are unable to compete effectively with existing or new competitors, our revenues, market share and profitability could decline

Our businesses are rapidly evolving and competitive, and we have many competitors in different industries, including physical, e-commerce, and omni-channel retail, e-commerce services, digital content and electronic devices, web and infrastructure computing services, and transportation and logistics services, and across geographies, including cross-border competition. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may also secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

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

Economic, political and industry trends affect Alliance’s business environments. Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including inflation, interest rates, and geopolitical issues~~,~~ have led to economic uncertainty globally. Alliance serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Alliance’s customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate fluctuations, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease such as the COVID 19 pandemic, inflation, deflation, and a variety of other factors beyond Alliance’s control. Any of these factors could cause customers to idle or close stores, delay purchases, reduce wholesale purchasing levels, or experience reductions in the demand for their own retail and wholesale products or services.

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

Acquisitions and investments have been a component of our growth and the development of our business, such as our acquisition of Hand Made by Robots in December 2024 and COKeM in September 2020. Acquisitions can broaden and diversify our brand holdings and product offerings and allow us to build additional capabilities and competencies of the company.

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

We may have limited or no experience in our newer market segments, including collectibles, and our customers may not adopt our offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

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

The interests of families, individuals, fans, and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention, and spending. This challenge is more difficult with the ever-increasing utilization of technology, social media, and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products that compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles.

Consumer acceptance of our or our partners’ entertainment offerings is also affected by outside factors, such as critical reviews, promotions, the quality and acceptance of films and television programs, music, video games, collectibles and content released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public tastes generally, all of which could change rapidly and most of which are beyond our control. There can be no assurance that television programs and films, video games, video movies and collectibles we distribute will obtain favorable reviews or ratings, that films, video games, video movies we distribute will be popular with consumers and perform well in our distribution channels.

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

Risks Related to Our Supply Chain and Sales Channels

Disruptions or inefficiencies in our supply chain or logistics network could adversely affect our ability to fulfill customer demand and may increase our costs.

While global supply chain conditions have generally stabilized compared to the disruptions experienced in 2021 and 2022, we continue to face certain logistical and cost-related challenges, including fluctuating freight rates, labor shortages in transportation and warehousing, and longer lead times for certain products sourced internationally.

Although we have implemented strategies to mitigate these risks—such as diversifying our supplier base, leveraging alternative shipping methods, and negotiating improved carrier terms, there can be no assurance that these measures will be sufficient in the event of renewed disruption, geopolitical instability, or macroeconomic pressures.

If we are unable to effectively manage shipping logistics, maintain adequate inventory levels, or adjust pricing in response to cost increases, we may not be able to meet customer demand or sustain our margins. Any prolonged disruption or cost pressure in our supply chain could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to adapt our business to the continued shift to e-commerce, our business may be harmed.

In fiscal year 2025, ecommerce sales represented approximately 45% of our top four customers overall sales as consumers increasingly purchased our products online as compared to through in-store shopping. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. This supply chain is further strained by customers desiring faster delivery at reduced costs. Additionally, if our technology and systems used to support ecommerce order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.

The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

For the year ended June 30, 2025, our top three customers generated approximately 40% of our net sales, and our largest customer accounted for approximately 15% of our total net sales. For the year ended June 30, 2024, our top customer accounted for 18% of total net sales.

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

On December 31, 2023, the Company as Parent and Guarantor, certain of its subsidiaries from time to time party thereto, as Borrowers and/or Guarantors, White Oak Commercial Finance, LLC, as administrative agent, and the other lenders from time to time party thereto, entered into a Loan and Security Agreement (the “Credit Agreement”) which provides for a $120 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on December 21, 2026 (the “Revolving Credit Facility Maturity Date”). As of June 30, 2025, the Company had approximately $57 million outstanding under the Revolving Credit facility (see Note 8 to Notes to Consolidated Financial Statements)

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor rate of 2.00%, plus a margin of 4.5% to 4.75%, depending on the level of the Company’s utilization of the facility and consolidated fixed charge coverage ratio. The effective interest rate for the period from execution of the Revolving Credit Facility through June 30, 2025 and 2024, was 9.25% and 9.5% respectively.

On June 30, 2025, the Company entered into an amendment to which reduced the applicable interest rate margin from a range of 4.5% – 4.75% to a range of 4.0% – 4.25%, effective immediately. The Company expects the reduction in the applicable interest rate range to decrease its interest expense in future periods.

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

The Revolving Credit Facility also includes an unused commitment fee of 0.25%. Upon the reduction or termination of the commitments under the Revolving Credit Facility prior to the Revolving Credit Facility Maturity Date, the Company will be required to pay an early termination fee of 2.0% if reduced or terminated prior to December 21, 2024, or 1.0% if reduced or terminated after December 21, 2024 but before August 21, 2025 plus an amount of minimum interest if reduced or terminated on or prior to June 21, 2025. The Company did not reduce or terminate the facility, and as of June 30, 2025, the early termination fee provisions had expired. The Company remains subject to the unused commitment fee.

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

We intend to satisfy our current and future debt service obligations with our then existing cash. However, we may not have sufficient funds and may be unable to arrange for additional financing to pay the amounts due under the Revolving Credit Facility or any other debt instruments. Failure to make payments or comply with other covenants under our existing credit facility or such other debt instruments could result in an event of default and acceleration of amounts due, which would have a material adverse effect on our business.

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

Alliance has entered into transactions with related parties, including our two principal stockholders. We have entered into transactions with companies owned by Bruce Ogilvie and Jeffrey Walker, including GameFly Holdings, LLC. For the year ended June 30, 2025, and 2024, Alliance made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $2.7 million and $8.4 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts payable to GameFly are at fair market value. Although the agreement between Alliance and GameFly can be terminated by either party at any time, given Mr. Ogilvie’s and Mr. Walker’s positions with Alliance as Executive Chairman and Chief Executive Officer, respectively. We may in the future enter into additional transactions with entities in which majority shareholders, executive officers and members of our board of directors and other related parties hold ownership interests. See “Certain Relationships and Related Party Transactions.”

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

If our electronic data is compromised, our business could be significantly harmed.

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

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete a business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether and to what extent current tariffs will continue or trade policies will change in the future.

Tariffs, the threat of tariffs or increases in tariffs, could materially increase our cost of goods sold. While we may be able to offset some of these increases through price adjustments, there is no guarantee that market conditions will support such increases without negatively affecting consumer demand. In some cases, higher retail prices could increase revenues, but these effects are uncertain and highly dependent on our ability to maintain price elasticity and competitive positioning in the marketplace.

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

We are subject to income taxes in the United States and the United Kingdom, as well as tax collection and reporting obligations in various other jurisdictions where we conduct business. Changes in tax laws, regulations, or their interpretations, whether at the federal, state, or international level, could increase our tax liabilities or compliance costs. For example, the OECD’s Pillar Two initiative has resulted in the implementation of a 15% global minimum tax in the European Union and other jurisdictions, and additional countries are actively considering similar legislation. At this time, we do not expect these developments to have a material impact on our effective tax rate or financial position, but we continue to monitor legislative activity across relevant jurisdictions.

In the U.S., the Inflation Reduction Act of 2022 introduced a corporate alternative minimum tax and a 1% excise tax on certain stock repurchases. These provisions currently do not have a material effect on our consolidated financial statements. In addition, we are subject to routine audits by domestic and international tax authorities. The outcome of tax audits or disputes, changes in applicable tax laws or rates, or changes in the recognition of deferred tax assets could materially affect our effective tax rate, income tax expense, or cash flows.

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

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. Office Create Corporation is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Mediation has been postponed. Office Create Corporation has filed an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKeM seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended Answer insofar as any new claims pertain to COKeM directly on March 12, 2025. The Amended Complaint is now seeking damages in excess of $35MM. The court did schedule a settlement conference for August 11, 2025 but Office Create Corporation cancelled it with no new date scheduled. COKeM has offered a settlement amount of $330,000 which has been rejected by Office Create Corporation. COKeM believes that Office Create Corporation is relying on case law that has been overturned and precedent that is not-binding in the 8th Circuit. COKeM has some insurance coverage for this claim with CNA but the policy is capped at $2.5 million for all claims and also has to be shared with the VPPA class action claim(s) discussed below.

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

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- On or about September 12, 2024, Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval, slated for December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval. The settlement was rejected and the court has mandated the parties initiate discovery with respect to third-party data collection. The Alliance parties have filed a reply memorandum in support of its motion to compel arbitration on April 28, 2025. The parties reached a settlement on June 12, 2025, whereby COKem will pay to the class a settlement amount of $1.577MM and COKeM’s insurance carrier CNA has approved to cover their part of the settlement amount. COKeM will have an estimated receivable of $1.377M. The company had accrued for the liability and the receivables from CNA on the balance sheet for the fiscal year ended June 30, 2025. The settlement approval before the court is pending and is expected to be ruled on in late October/early November 2025.

McConigle v. Alliance/DirectToU, LLC: On December 29, 2024, McConigle filed a class action lawsuit against the Company in the United States District Court for the Southern District of Florida (Case No. 0:24-cv-62443-DSL), alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). On August 8, 2025, subsequent to year-end, the parties entered into a settlement agreement for $70,000. The Company did not record an accrual for this matter as of June 30, 2025, as the amount was not considered material to the consolidated financial statements. The Company does not expect any further material impact from this matter.

Algomus v. Alliance: Alliance received a cease and desist notice from Algomus on July 24, 2025, alleging that Alliance breached a non-solicitation provision of a Master Services Agreement between the parties when Alliance agreed to become the Category Advisor for Walmart. Alliance responded to the letter on August 8, 2025, asserting that Algomus’s position lacks merit. Alliance had been conducting business with Walmart prior to the Master Services Agreement, and Algomus and Walmart’s relationship is not governed by the language of the non-solicitation provision.

On June 9, 2025, Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors): Sparkle Pop has sued the Alliance entities in bankruptcy court alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid and subsequent termination of the Asset Purchase Agreement in the DCD bankruptcy matter. Alliance brought a motion to dismiss the original complaint with prejudice, but during the pendency of the motion plaintiff filed an Amended Complaint. Alliance will file a motion to dismiss the Amended Complaint shortly.

Risks Related to Accounting Matters

Alliance Has Fully Remediated Previously Identified Material Weaknesses in Its Internal Controls Over Financial Reporting

During the fiscal year ended June 30, 2025, we believe we fully remediated previously identified material weaknesses in our internal control over financial reporting. As a result, management has concluded, based on its assessment conducted in accordance with Section 404(a) of the Sarbanes-Oxley Act, that our internal controls were effective as of June 30, 2025.

However, maintaining effective internal controls is an ongoing process subject to inherent limitations. Changes in personnel, evolving business processes, new systems implementations, or other factors may impact the effectiveness of our controls. Accordingly, there can be no assurance that additional material weaknesses will not be identified in the future. If we identify any new material weaknesses in the future, or if our remediation measures are not effective, any such newly identified or existing material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports, in addition to applicable stock exchange listing requirements. Investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Prior to the Business Combination, Adara had accounted for its outstanding Warrants as a warrant liability and following the Business Combination, Alliance is now required to determine the value warrant liability for the Private Warrants quarterly, which could have a material impact on Alliance’s financial position and operating results.

Included on Alliance’s balance sheet as of June 30, 2025, and 2024, contained elsewhere in this Form 10-K, are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of income and comprehensive income. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

The receipt of cash proceeds from our Warrants’ exercise depends on the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $6.00 closing sale price of the Class A common stock on September 8, 2025. If the price of our Class A Common Stock remains below the respective Warrant exercise prices per share, warrant holders will unlikely cash exercise their Warrants, resulting in little or no cash proceeds to us.

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

As of the date of this Form 10-K, the executive officers and directors and their affiliates collectively beneficially owned, directly, or indirectly, excluding the Contingent Consideration Shares, approximately 99% of the outstanding Class A common stock.

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

Pursuant to the Certificate of Incorporation, Alliance’s authorized capital stock consists of 490,000,000 shares of Class A common stock, 60,000,000 shares of Alliance Class E common stock and 1,000,000 shares of preferred stock. As of the date of this 10-K, we have 50,957,370 shares of Class A common Stock outstanding and no shares of preferred stock outstanding. We may issue a substantial number of additional shares of common stock or shares of preferred stock under the 2023 Plan. Pursuant to Alliance’s 2023 Omnibus Equity Incentive Plan, Alliance may issue an aggregate of up to 1,000,000 shares of Class A common stock, which amount may be subject to increase from time to time. For additional information about this plan, please read the discussion under the heading “Alliance’s Executive Compensation — Employee Benefit Plans.” Additionally, as of the date of this 10-K, Alliance has Warrants outstanding to purchase an aggregate of 9,920,090 shares of common stock. Alliance may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Properties.

Our principal executive offices are located at 8201 Peters Road, Suite 1000, Plantation, FL 33324, and our telephone number is (954) 255-4000. We lease several distribution center facilities:

●	Shepherdsville, Kentucky — A 662,087 square foot facility leased for $5.86 per square foot through January 31, 2031. with 3.25% annual increases to base rent. In addition, we retain the right to extend for an additional term of five years at fair market rent.

●	Shepherdsville, Kentucky (Additional Storage Facility) We have vacated our previous cold storage building and moved to a new facility that charges $11.00 per pallet with a $14,000 monthly minimum, which equates to 1,273 pallets. This facility can accommodate up to 3,000 skids. There is no time limit set for this agreement

●	Shakopee, Minnesota — A 29,688 square foot facility leased for $7.84 per square foot through September 30, 2025.

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

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. Office Create Corporation is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Mediation has been postponed. Office Create Corporation has filed an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKeM seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended Answer insofar as any new claims pertain to COKeM directly on March 12, 2025. The Amended Complaint is now seeking damages in excess of $35MM. The court did schedule a settlement conference for August 11, 2025 but Office Create Corporation cancelled it with no new date scheduled. COKeM has offered a settlement amount of $330,000 which has been rejected by Office Create Corporation. COKeM believes that Office Create Corporation is relying on case law that has been overturned and precedent that is not-binding in the 8th Circuit. COKeM has some insurance coverage for this claim with CNA but the policy is capped at $2.5 million for all claims and also has to be shared with the VPPA class action claim(s) discussed below.

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

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- On or about September 12, 2024, Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval, slated for December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval. The settlement was rejected and the court has mandated the parties initiate discovery with respect to third-party data collection. The Alliance parties have filed a reply memorandum in support of its motion to compel arbitration on April 28, 2025. The parties reached a settlement on June 12, 2025, whereby COKeM will pay to the class a settlement amount of $1.577MM and COKeM’s insurance carrier CNA has approved to cover their part of the settlement amount. COKeM will have an estimated receivable of $1.377M. The company has accrued the liability in current liabilities and the receivables in current assets on the balance sheet as of June 30, 2025. The settlement approval before the court is pending and is expected to be ruled on in late October/early November 2025.

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

Algomus v. Alliance: Alliance received a cease and desist notice from Algomus on July 24, 2025, alleging that Alliance breached a non-solicitation provision of a Master Services Agreement between the parties when Alliance agreed to become the Category Advisor for Walmart. Alliance responded to the letter on August 8, 2025, asserting that Algomus’s position lacks merit. Alliance had been conducting business with Walmart prior to the Master Services Agreement, and Algomus and Walmart’s relationship is not governed by the language of the non-solicitation provision.

On June 9, 2025, Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors): Sparkle Pop has sued the Alliance entities in bankruptcy court alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid and subsequent termination of the Asset Purchase Agreement in the DCD bankruptcy matter. Alliance brought a motion to dismiss the original complaint with prejudice, but during the pendency of the motion plaintiff filed an Amended Complaint. Alliance will file a motion to dismiss the Amended Complaint shortly.

McConigle v. Alliance/DirectToU, LLC: On December 29, 2024, McConigle filed a class action lawsuit against the Company in the United States District Court for the Southern District of Florida (Case No. 0:24-cv-62443-DSL), alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). On August 8, 2025, subsequent to year-end, the parties entered into a settlement agreement for $70,000. The Company did not record an accrual for this matter as of June 30, 2025, as the amount was not considered material to the consolidated financial statements. The Company does not expect any further material impact from this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and warrants are quoted on the NASDAQ under the symbol “AENT.”

Holders

Although there are a larger number of beneficial owners, at June 30, 2025, there were 28 holders of record of our Class A common stock and 34 holders of record of our warrants.

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

Purchases of Equity Securities

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2025.

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

Alliance is a leading global wholesaler and a key player in the entertainment industry, boasts a diverse portfolio of owned brands, including Critics’ Choice, Collectors’ Choice, Movies Unlimited, Heartland Music, DeepDiscount, popmarket, blowitoutahere, Fulfillment Express, importCDs GamerCandy, WowHD, and others. As a leading global wholesaler, direct-to-consumer (“DTC”) distributor, and e- commerce provider, Alliance operates as the vital link between renowned international manufacturers of entertainment content, such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others.

This pivotal role extends to connecting these manufacturers with top-tier retail partners both domestically and internationally. Notable partners encompass giants like Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, BJ’s Wholesale Club, Rent A Center, Kohl’s, Target, Shopify, and others.

Employing an established multi-channel strategy, Alliance distributes physical media, entertainment products, hardware, and accessories across various platforms. Currently, the company sells its products, permitted for export, to more than 70 countries worldwide.

Alliance provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates. These technology-led platforms with access to the Company’s in stock inventory of over 340,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, toys, electronics and collectables, combined with Alliance’s sales and distribution network, create a modern entertainment physical product marketplace that provides the discerning customer with enhanced options on efficient consumer-friendly platforms inventory. Alliance is the retailers’ back office for in-store and e-commerce solutions. All electronic data interchange (“EDI”) and logistics are operational and ready for existing retail channels to add new products.

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

On December 17, 2024, we acquired Handmade by Robots from Bensussen Deutsch & Associates, LLC for $7.6 million. Handmade by Robots produces licensed vinyl figures that mimic the look of knitted or crocheted plush toys and feature characters from popular franchises such as DC Comics, Ghostbusters, Harry Potter, Star Trek, and Stranger Things. The acquisition was accounted for as an asset purchase, with the purchase price allocated to inventory, tooling equipment, and a trademark associated with the product line.

The Handmade by Robots acquisition enhances our portfolio by adding an exclusive collectible line that expands our reach into licensed pop culture merchandise. While the financial contribution of Handmade by Robots since the acquisition date has not been material to our consolidated results for fiscal 2025, we expect this product line to provide incremental revenue growth opportunities in future periods.

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer. As a result of this transaction, the Company continues to recognize non-cash fair value remeasurement adjustments related to its outstanding warrants. For the fiscal year ended June 30, 2025, the Company recorded a non-cash loss of $0.9 million related to changes in the fair value of its warrants, compared to a loss of $0.04 million for the fiscal year ended June 30, 2024. These adjustments may create volatility in reported results; however, they do not impact cash flows from operations.

Macroeconomic Uncertainties

Macroeconomic conditions, including persistent inflation, continued to influence our operating environment in fiscal 2025. Warehouse costs declined year-over-year, reflecting improved operating efficiencies, and interest expense under our credit facility decreased due to lower borrowings. At the same time, renewed tariff discussions on imported physical media and electronics present potential cost increases that could pressure future gross margins. While we did not experience material supply chain disruptions in fiscal 2025, we continue to monitor these factors and their potential impact on our business, financial condition, and results of operations. For further discussion of related risks, see Part I, Item 1A. ‘Risk Factors.

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

Alliance Entertainment Holding Corporation

Results of Income Year Ended June 30, 2025, Compared to Year Ended June 30, 2024

	Year Ended	Year Ended
($ in thousands)	June 30, 2025	June 30, 2024
Net Revenues	$1,063,457	$1,100,483
Cost of Revenues (excluding depreciation and amortization)	930,605	971,594
Operating Expenses
Distribution and Fulfillment Expense	40,375	48,818
Selling, General and Administrative Expense	55,992	57,651
Depreciation and Amortization	5,334	5,880
Transaction Costs	957	2,086
Restructuring Costs	73	280
(Gain) Loss on Disposal of Fixed Assets	(15)	33
Total Operating Expenses	102,716	114,748
Operating Income	30,136	14,141
Other Expenses
Change in Fair Value of Warrants	853	41
Interest Expense	10,575	12,247
Total Other Expenses	11,428	12,288
Income Before Income Tax Expense (Benefit)	18,708	1,853
Income Tax Expense (Benefit)	3,630	(2,728)
Net Income	15,078	4,581
Other Comprehensive income (loss)	3	(2)
Total Comprehensive Income	15,081	4,579

Net Revenue: Year-over-year, total net revenues slightly decreased from $1,100 million to $1,063 million (-$37 million, -3%) for the year ended June 30, 2025. Like other U.S. retailers and distributors, we continue to face macroeconomic headwinds stemming from high interest rates, cautious consumer spending due to reduced purchasing power, and ongoing geopolitical uncertainties. Despite these challenges, Alliance Entertainment distinguishes itself as a value-added retail distributor with exclusive distribution rights for approximately 175 film and music studios and labels. Our robust portfolio of exclusive content, coupled with deep inventory levels, positions us to effectively serve both bulk B2B customers and the direct-to-consumer (DTC) market with a broad selection of products not readily available through other distributors. Our proprietary DTC distribution and inventory solutions—anchored by our consumer-direct subsidiary, DirectToU LLC which contributed approximately 37% of gross revenue for the year ended June 30, 2025, up from 36% in the prior year.

Year over year, vinyl record sales increased from $329 million to $340 million ($11 million, 3%) for the year ending June 30, 2025. This growth was driven by a 3.8% increase in sales volume, partly offset by a 0.5% reduction in the average selling price. The modest decline in pricing was outweighed by higher unit demand, resulting in overall revenue growth. Robust early demand and pre-sales ahead of Record Store Day in April 2025 also supported performance. We expect continued momentum from collectors and music enthusiasts drawn to the physical format and limited-edition releases. Notable vinyl releases during the twelve months ended June 30, 2025, included Taylor Swift’s The Tortured Poets Department (including its Anniversary Anthology vinyl edition), Sabrina Carpenter’s deluxe Short n’ Sweet, Billy Idol’s Dream Into It (his first new album in over a decade), Lorde’s critically acclaimed Virgin, and Bruce Springsteen’s archival box set Tracks II: The Lost Albums. Our leading vinyl distribution partners for the period included Walmart, Barnes & Noble, and Amazon.

Music Compact Discs (CDs) sales slightly decreased from $130 million to $125 million (-$5 million, -4%) for the year ended June 30, 2025. The decline was primarily the result of a 4.5% reduction in average selling price, which more than offset a modest 0.4% increase in unit volume. While consumer demand showed slight improvement, pricing pressure weighed on overall revenue performance. A key driver of the decline in average selling price for CD sales was increased pricing pressure and a shift in consumer purchases toward lower-priced formats. Throughout the year, interest in expanded anniversary re-issues, collector’s editions, and multi-disc box sets remained steady. However, these premium formats represented a smaller share of total sales compared to prior years, as more consumers gravitated toward standard, lower-priced releases. This shift in product mix contributed to the overall decline in average selling price.

Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $204 million to $279 million (+$75 million, +37%) for the year ended June 30, 2025, versus the same period last year. Unit volume rose by 14.8% year over year, and an 18.8% increase in average selling price further amplified growth, resulting in strong overall revenue performance. The strong growth in physical movie sales was driven by a steady pipeline of theatrical releases and continued consumer interest in premium formats such as 4K Ultra HD and collectible SteelBooks. The launch of a new exclusive content partnership in January 2025 further strengthened our film portfolio, introducing a slate of high-profile titles that enhanced both our pricing power and retail visibility. This shift toward premium content significantly contributed to the increase in average selling price, even as overall volume declined. We expect this trend to continue, as brick-and-mortar retailers increasingly prioritize curated, high-value offerings to meet demand for omnichannel shopping experiences over lower-cost, mass-market inventory. With a robust content pipeline and strengthened retail partnerships, we are well-positioned to capitalize on evolving consumer preferences and deliver sustained growth across our physical media business.

Year-over-year, gaming sales decreased from $338 million to $255 million (-$83 million, -25%) for the 12 months ended June 30, 2025. Unit volume declined by 61.5%, reflecting limited hardware availability and delays in major game releases from key publishers. However, this was partially offset by a 93.4% increase in average selling price, driven by a stronger product mix that included more premium accessories, collector-focused items, and reduced discounting. The June 2025 release of the Nintendo Switch 2 also contributed to elevated price points but did not fully offset the steep drop in units sold. As a leading distributor of physical gaming products, we are well-positioned to benefit from the upcoming wave of next-generation console releases and growing demand for high-end gaming accessories. We continue to adapt our inventory and purchasing strategies to align with evolving industry trends and are prepared to support both retailers and consumers as the market rebounds.

For the year ended June 30, 2025, consumer products revenue, which includes Collectibles and Electronics, decreased from $43 million to $37 million (-$6 million, -14%) versus the prior year. Collectibles revenue totaled $22 million, down from $26 million the prior year (-$4 million, -15%). Unit volume increased 19.5%, but this growth was outweighed by a 30% decline in average selling price, resulting in lower overall revenue. Following our acquisition of Handmade by Robots, we anticipate a strong lineup of new theatrical and streaming releases that will drive collectible and merchandise sales, boosting margins. The collectibles market remains an integral part of the entertainment category, driven by its mix of nostalgic, investment, and intrinsic value. We continue to view this category as an important and profitable part of the entertainment ecosystem. Electronics revenue was $15 million, down slightly from $16 million in the prior year (-$1 million, -6%). This decline was driven by a 5.3% decrease in unit volume combined with a 4.1% decrease in average selling price. The softer pricing reflects ongoing competitive pressures and product mix shifts, while the modest volume decline indicates more stable demand compared to the prior year.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $972 million to $931 million ($41 million or 4%) year over year primarily due to the direct relation of product costs to sales volume. gross margin dollars increased $4 million year over year on lower sales and higher gross margins. Gross margins increased from 11.7% to 12.5% (+.8 percentage points) for the year ended June 30, 2025, versus June 30, 2024. The improvement in the gross margin was primarily driven by higher average selling prices and the successful launch of a new exclusive content partnership. Additionally, enhanced inventory management and increased vendor rebate activity contributed to stronger profitability and overall margin expansion.

Operating Expenses: Total Operating Expenses declined 10.3% and decreased as a percentage of revenue from 10.4% to 9.7% (.7 percentage points) year over year. Distribution and Fulfillment expenses declined in terms of absolute dollars and the percentage of revenue, and Selling General and Administrative (SG&A) expenses declined in terms of absolute dollars as well.

Total Distribution and Fulfillment Expense, as a percentage of net revenue, decreased from 4.4% to 3.8% (.6 percentage point) for the year ended June 30, 2025, versus the prior year. This improvement was driven by reductions in both fulfillment and payroll expenses, as we implemented a strategic plan to streamline operations without compromising service levels. In May 2024, we closed our Shakopee, MN warehouse and consolidated fulfillment operations in Shepherdsville, KY, enhancing efficiency, eliminating redundancies, and lowering operating costs for the twelve-month period. We also continue to invest in warehouse automation to reduce reliance on permanent labor, while leveraging temporary labor to manage fluctuations in demand. As a result, total fulfillment payroll expenses declined by $5 million, or 17%, for the year ended June 30, 2025. Despite historically low unemployment rates, the average cost per labor hour fell by 4.6% year over year. Additionally, non-payroll fulfillment costs, including storage, declined significantly, reflecting continued efforts to optimize warehouse operations and improve cost structure.

A key contributor to the decline in operating expenses was a $1.7 million, or 2.9%, reduction in Selling, General, and Administrative (SG&A) expenses for the year ended June 30, 2025, compared to the prior year. SG&A costs decreased from $57.7 million to $56 million, while remaining relatively steady as a percentage of net revenue at 5.3%, compared to 5.2% in the prior year. In addition to lower overhead, Transaction Costs fell from $2.1 million to $1.0 million. We continually review SG&A expenses, including business processes, to identify opportunities for further cost reductions and operational efficiency.

Interest Expense: Interest expense decreased from $12.2 million to $10.6 million ($1.6 million or 13.1%) for the year ended June 30, 2025, versus the prior year. The decrease was driven by both a lower average effective interest rate, which declined from 9.5% to 9.2%, and a reduction in the average revolver balance, which fell by $25.5 million (25%) from $103 million to $77.5 million for the year ended June 30, 2025.

Income Tax: For the year ended June 30, 2025, an income tax provision of $3.6 million was recorded compared to tax benefit of $2.7 million for the prior year. Alliance reported a pretax income of $18.7 million and $1.9 million for the years ended June 30, 2025, and 2024, respectively. The annual effective tax rate for the year ended June 30, 2025, was 19% due to an immaterial true up adjustment to deferred income taxes related to the net tax effects of temporary differences between the amount of assets and liabilities for accounting purposes and the amounts used for tax purposes.

Provision for income taxes, effective tax rate and statutory federal income tax rate for the years ended June 30, 2025, and 2024 were as follows:

	Year Ended	Year Ended
($ in thousands)	June 30, 2025	June 30, 2024
Income tax provision (benefit)	$3,630	$(2,728)
Effective tax rate	19%	147%
Statutory federal income tax rate	21%	21%

Non-GAAP Financial Measures: For the year ended June 30, 2025, we had non-GAAP Adjusted EBITDA of $36.5 million compared with Adjusted EBITDA of $24.3 million prior year or an improvement of $12.2 million year-over-year. We define Adjusted EBITDA as net income or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; and (iv) depreciation and amortization expense and (v) other infrequent, non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other issuers and accordingly, this measure may not be comparable to measures used by other issuers. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Year Ended	Year Ended
($ in thousands)	June 30, 2025	June 30, 2024
Net Income	$15,078	$4,581
Add back:
Interest Expense	10,575	12,247
Income Tax Expense (Benefit)	3,630	(2,728)
Depreciation and Amortization	5,334	5,880
EBITDA	34,617	19,980
Adjustments
Transaction Costs	957	2,086
Restructuring Costs	73	280
Stock-based Compensation Expense	58	1,386
Change in Fair Value of Warrants	853	41
Contingent Loss	-	461
(Gain) Loss on Disposal of PPE	(15)	33
Adjusted EBITDA	$36,543	$24,267

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

The Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the year ended June 30, 2025, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are existing cash provided by operating activities and borrowings under our credit facility. As of June 30, 2025, in addition to the $1.2 million of cash, we carried a $57 million revolver balance on our $120 million credit facility under the Loan and Security Agreement with White Oak Commercial Finance, LLC. Since June 30, 2024, our availability increased from $44 million to $54 million, an increase of $10 million, as we converted accounts receivable and inventory to cash which was used to reduce the revolver from $73 million to $57 million ($16 million or 22%) year over year.

($in millions)	June 30, 2025	June 30, 2024
Revolver Balance	$57	$73
Availability	54	44

The Company currently intends to continue relying primarily on its borrowing capacity under the Current Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $3.77 as of June 30, 2025, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities and liquidity needs.

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

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the year ended June 30, 2025 and 2024.

	Year Ended
($ in thousands)	June 30, 2025	June 30, 2024
Net Income	$15,078	$4,581
Net Cash (Used In) Provided By:
Operating Activities	26,809	55,773
Investing Activities	(8,134)	(117)
Financing Activities	18,571	(55,390)

For the year ended June 30, 2025, the Company generated $26.8 million in cash from operating activities on net income of $15.1 million, compared to $55.8 million in the prior year. The year-over-year change was primarily driven by a $10 million increase in net income and a $22 million increase in accounts payable, compared to an $18 million decrease in accounts payable in the prior year, reflecting the impact of improved cash management practices. Inventory increased by $5 million as of June 30, 2025, whereas in the prior year it had decreased by $49 million. The significant reduction in the prior year reflected efforts to draw down surplus inventory that had accumulated during the pandemic due to supply chain disruptions. That inventory had supported sales throughout fiscal 2024, contributing to the large swing. Additionally, working capital declined modestly by $3 million year over year—from $48 million to $45 million. Changes in the inventory and sales mix during fiscal 2025 led to higher payable balances to vendors offering extended payment terms.

Cash Flows used in investing activities for the 12 months ended June 30, 2025 were at $8 million. By comparison, for the 12 months ended June 30, 2024, cashflow used in investing activities was $0.1 million. In fiscal year 2025, Alliance Entertainment reported a significant increase in cash used for business acquisitions, totaling approximately $7.6 million. This outflow was related to a planned acquisition that ultimately did not materialize. Although the transaction was not completed, the funds had already been disbursed as part of the acquisition process. The company is currently in the process of recovering these funds, and the reimbursement is expected to be reflected in future reporting periods. This one-time event temporarily inflated investing cash outflows and does not reflect ongoing acquisition activity.

For the year ended June 30, 2025, net cash used in financing activities totaled $19 million, compared to $55 million in the prior year. The current year’s financing activity primarily reflects net repayments on the revolving credit facility of $15.7 million, resulting from $986.1 million in payments and $970.4 million in borrowings. In contrast, the prior year saw heavier net repayments of $60.3 million. Additionally, there were no proceeds from shareholder loans in fiscal 2025, while the prior year included $46 million in inflows and $36 million in repayments. Other financing activities in the current year include $2.8 million in payments on financing leases, consistent with the prior year, which saw $3.0 million. Overall, the lower cash used in financing activities in fiscal 2025 reflects more moderate debt activity and the absence of shareholder-related financing transactions.

Critical Accounting Policies and Estimates

The consolidated financial statements and disclosures have been prepared in accordance with generally accepted accounting principles (GAAP), which require that management apply accounting policies, estimates, and assumptions that impact the results of operations and the reported amounts of assets and liabilities in the financial statements. Management uses estimates and judgments based on historical experience and other variables believed to be reasonable at the time. Actual results may differ from these estimates under a separate set of assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Significant estimates inherent in the preparation of the consolidated financial statements include management’s estimates related to the sales returns reserve, customer rebates and discount reserves, inventory valuation, goodwill and intangible asset impairment, and the fair value of warrants. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

For the year ended June 30, 2025, the Company continued to perform a net realizable value analysis to determine if a reserve or write-down was necessary for excess or obsolete inventory. The key assumptions in this analysis included estimated monthly sales and the average sales price of inventory items. The analysis considered factors such as fluctuations in market prices, recent purchase invoices, and advertised prices, adjusted for potential discounts and costs to complete and sell.

The Company tests its goodwill for impairment when events or circumstances indicate that the fair value of the entity may be less than its carrying amount. For the year ended June 30, 2025, the Company performed a qualitative assessment of goodwill at the entity level, which is considered a single reporting unit. Based on this analysis, the Company determined that the fair value of the reporting unit exceeded its carrying value, and no impairment was recognized.

Intangible assets are carried at cost, less accumulated amortization, if applicable. Definite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 15 years. Indefinite-lived intangible assets, including certain trade names, are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. Goodwill is also tested for impairment at least annually, or more frequently if triggering events occur. There was no impairment of goodwill or other intangible assets for the year ended June 30, 2025.

Given the inherent uncertainties in the macroeconomic environment, including interest rates and economic conditions, actual results could differ from management’s estimates, which could lead to future impairment charges.

Business Combinations — Valuation of Acquired Assets and Liabilities Assumed: The Company allocates the purchase price for each business combination, or acquired business, based upon (i) the fair value of the consideration paid and (ii) the fair value of net assets acquired, and liabilities assumed. The determination of the fair value of net assets acquired and liabilities assumed requires estimates and judgements of future cash flow expectations for the acquired business and the allocation of those cash flows to identifiable tangible and intangible assets. Fair values are calculated by applying estimates related to Internal Rate of Return (IRR) and Weighted Average Cost of Capital (WACC) assumptions as well as incorporating expected cash flows into industry standard valuation techniques. Goodwill is the amount by which the purchase price consideration exceeds the fair value of tangible and intangible assets acquired, less assumed liabilities. Intangible assets, such as customer relations and trade names, when identified, are separately recognized and amortized over their estimated useful lives, if considered definite lived. Acquisition costs are expensed as incurred and are included in the consolidated statements of income and comprehensive income.

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at June 30, 2025, and June 30, 2024, are as follows:

	June 30, 2025	June 30, 2024
Stock Price	$3.77	$3.00
Exercise price per share	$11.50	$11.50
Risk-free interest rate	3.63%	4.41%
Expected term (years)	2.62	3.6
Expected volatility	47.1%	36.0%
Expected dividend yield	-	—

The warrants are scheduled to expire on February 10, 2028.

The significant assumptions using the Black Scholes model approach for valuation of the Private Placement Warrants and Representative Warrants were determined in the following manner:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. The material weaknesses previously identified in our internal control over financial reporting have been fully remediated. The Company has implemented the necessary business processes and related internal controls to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report for the fiscal year ended June 30, 2024, management identified material weaknesses in the Company’s internal control over financial reporting related to (i) the control environment and certain entity-level controls, (ii) information technology general controls, and (iii) certain financial close and reporting processes. These material weaknesses arose primarily due to insufficient qualified personnel, ineffective segregation of duties, and a lack of appropriately designed and documented control activities.

Remediation of Material Weaknesses

As of June 30, 2025, management has completed the remediation of all previously identified material weaknesses. The following actions were taken to remediate the deficiencies:

●	Entity-Level Controls: We enhanced our governance and oversight structure, including increased involvement by the Board of Directors and the Audit Committee in evaluating internal control matters. Additional accounting and compliance personnel were hired to strengthen the control environment and provide appropriate oversight of financial reporting functions.

●	Information Technology General Controls: We designed and implemented new user access controls, including periodic access reviews for key IT systems. Logical access and segregation of duties were reinforced to mitigate the risk of unauthorized access. We also centralized key IT processes and engaged third-party service providers to support certain IT functions.

●	Financial Close and Reporting Controls: We established formal accounting policies and procedures and implemented improved management review controls over key financial statement areas, including revenue recognition, inventory, accounts payable, payroll, income taxes, and journal entries. Monthly and quarterly close processes were strengthened through enhanced review of journal entries, account reconciliations, and financial analyses. We also implemented procedures to ensure the completeness and accuracy of information used in control execution. A third-party advisor was engaged to assist with documenting transaction flows and implementing key control activities across critical financial processes.

These remediation activities were overseen by management and the Audit Committee, which received regular updates on progress and testing outcomes. Management tested the design and operating effectiveness of the remediated controls, which had been in place and operating for a sufficient period, and concluded that, as of June 30, 2025, the controls were operating effectively. As a result, management has concluded that the previously reported material weaknesses have been fully remediated.

Ongoing Commitment to Internal Control Excellence

Although we have remediated the identified material weaknesses, we remain committed to maintaining a strong internal control environment. We will continue to monitor the effectiveness of our internal controls, address evolving risks, and make enhancements as necessary to support the reliability of our financial reporting and promptly address any future risks that may arise.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2025, the Company completed the implementation and testing of certain controls that had been operating for a sufficient period to demonstrate effectiveness, as part of the remediation efforts for previously identified material weaknesses in internal control over financial reporting. These changes did not materially affect our internal control over financial reporting.

As discussed in “Remediation of Previously Identified Material Weaknesses,” these changes included enhancements to entity-level controls, the implementation of new user access and IT general controls, and improvements to our financial close and reporting processes. Management’s evaluation of internal control over financial reporting, conducted in accordance with the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and pursuant to Rules 13a-15(d) and 15d-15(d) under the Exchange Act, concluded that, as of June 30, 2025, these controls were operating effectively. As a result, the previously reported material weaknesses have been fully remediated.

Item 9B. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On June 30, 2025, the Company entered into a material definitive agreement in the form of an amendment to its already existing Credit Facility with White Oak, which reduced the applicable interest rate margin from a range of 4.5% – 4.75% to a range of 4.0% – 4.25%, effective immediately. The Company expects the reduction in the applicable interest rate range to decrease its interest expense in future periods.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bruce Ogilvie	67	Executive Chairman of the Board and AEC Director
Jeffrey Walker	57	Chief Executive Officer and AEC Director
Warwick Goldby	49	Chief Operating Officer
Amanda Gnecco	46	Chief Financial Officer
Robert Black	65	Chief Compliance Officer
W. Tom Donaldson III	48	Independent Director
Terilea J. Wielenga	66	Independent Director
Chris Nagelson	57	Independent Director

Ms. Gnecco was appointed Chief Financial Officer effective July 21, 2025, succeeding Jeffrey Walker in that role.

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

Jeffrey Walker. Jeffrey Walker has been Alliance’s Chief Executive Officer since February 2023, was Alliance’s Chief Financial Officer from February 2023 until July 2025 and was Legacy Alliance’s Chief Executive Officer since 2013. Mr. Walker has also been a director of Alliance since February 2023 and a director of Legacy Alliance since 2013. In 1990, Jeff co-founded the CD Listening Bar, Inc., a retail music store. A few years later, Jeff started wholesaling CDs from the back of the store, beginning the journey to create Super D, a music wholesaler founded in 1995. In 2001, Jeff and co-founder David Hurwitz sold a third of Super D to Bruce Ogilvie. Over the next decade, Bruce and Jeff continued to grow Super D’s presence in the music wholesaling space, with the acquisition of Alliance in 2013. In 2015, Jeff was awarded E&Y’s Distribution Entrepreneur of the Year award in Orange County. Mr. Walker received a bachelor’s degree in economics from the University of California – Irvine.

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

Amanda Gnecco, CPA. Amanda Gnecco joined Alliance in August 2018 and previously as Senior Vice President, Accounting and Finance until May 2024, as Chief Accounting Officer in May 2024 until her promotion to Chief Financial Officer in July 2025. As Senior Vice President, Accounting and Finance, Ms. Gnecco, together with Mr. Black, has been responsible for overseeing Alliance’s financial operations and financial and SEC reporting. Ms. Gnecco received a Master of Science in Accounting from the Keller Graduate School of Management and a B.S. in Accounting from Midwestern State University.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Donaldson and Nagelson and Ms. Wielenga are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Ms. Wielenga and Mr. Nagelson serve as members of our audit committee, and Ms. Wielenga chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, the audit committee is required to have at least three members, all of whom must be independent, except that the audit committee may have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(c)(2)(B) of the Nasdaq listing rules. We expect to appoint a third member to the Audit Committee at or prior to our annual stockholder meeting. Each member of the audit committee meets the independent director standard under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Nagelson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Messrs. Donaldson, Nagelson, and Ms. Wielenga serve as members of our compensation committee, and Mr. Donaldson chairs our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, the compensation committee is required to have at least two members, all of whom must be independent, except that the compensation committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(d)(2)(B) of the Nasdaq listing rules.

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

Nominating Committee

Mr. Donaldson, and Ms. Wielenga serve as members of the nominating committee, and Mr. Nagelson serves as chair of the nominating committee. Under the Nasdaq listing standards, all of the directors on the nominating committee must be independent, except that the nominating committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(e)(3) of the Nasdaq listing rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended June 30, 2025, there have been no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics is designed to promote honest and ethical conduct, full and fair disclosure in reports and documents filed with the SEC, and compliance with applicable laws and regulations. The Code of Ethics was adopted on March 15, 2023.

The Code of Ethics is posted on our website at SEC Filings – AENT .

Any amendments to, or waivers from, certain provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer, or principal accounting officer require approval by the Board of Directors or the Audit Committee. We intend to disclose such amendments or waivers promptly in a Current Report on Form 8-K.

No waivers were granted during the fiscal year ended June 30, 2025.

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

Item 11. Executive Compensation.

For the fiscal year ended June 30, 2025, Alliance’s named executive officers were Bruce Ogilvie, Executive Chairman, Jeffrey Walker, Chief Executive Officer and Chief Financial Officer.

This section provides an overview of Alliance’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

2025 and 2024 Summary Compensation Table

The following table shows information regarding the compensation of Alliance’s named executive officers for services performed during the fiscal years ended June 30, 2025, and 2024.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Compensation
Bruce Ogilvie(1)	2025	$640,000	$640,000	—	$35,628	$1,315,628
Executive Chairman	2024	$640,000	$640,000	—	$35,859	$1,315,859
Jeffrey Walker(2)	2025	$640,000	$640,000	—	$35,216	$1,315,216
Chief Executive Offer/Chief Financial Officer	2024	$640,000	$640,000	—	$39,194	$1,319,194
Robert Black (3)	2025	$220,000	$31,992	-	$11,622	$263,614
Chief Compliance Officer	2024	-	-	-	-	-

(1)	Included in all other compensation expenses is $19,219 and $22,912 for car and phone allowance in FY25 and FY24. Also included is $16,408 in 401K and health benefits in FY25 and $16,151 in FY24.

(2)	Included in all other compensation expenses is $20,467 for car and phone allowance in FY25 and $19,500 in FY24. Also included is $16,749 in 401K and health benefits in FY25 and $16,151 in FY24. Served as our Chief Financial Officer until July 21, 2025.

(3)	Included in all other compensation expenses is $11,622 for 401K and health benefits in FY25.

Neither of the named executive officers had any outstanding equity awards at June 30, 2025.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Warwick Goldby	-	-	-	-	-	2,000	4,660	-	-
Amanda Gnecco	-	-	-	-	-	8,500	19,805	-	-
Robert Black	-	-	-	-	-	6,000	13,980	-	-

Employment Agreements for Named Executive Officers

Overview; Salaries and Bonuses

On February 10, 2023, Bruce Ogilvie, Alliance’s Chairman, and Jeffrey Walker, Alliance’s Chief Executive Officer, entered into employment agreements for initial three-year terms, which will automatically renew thereafter for successive one-year terms.

Following the Business Combination, the two Named Executive Officers are entitled to base salary and a target bonus of a certain percentage of their base salary as follows:

		Target
Name	Base Salary ($)	Bonus Percentage(%)
Bruce Ogilvie	800,000	100
Jeffrey Walker	800,000	100

Equity Incentive Plan Awards

In addition to the salaries and bonus targets set forth above, each of the two Named Executive Officers are eligible to participate in and receive awards under the 2023 Plan.

Benefits

Each of the two Named Executive Officers also has the right to receive or participate in all employee benefit programs and perquisites generally established by the Company from time to time for employees similarly situated to the Named Executive Officer, subject to the general eligibility requirements and other terms of such programs and perquisites, and subject to the Company’s right to amend, terminate or take other similar action with respect to any such programs and perquisites. Each also receives approximately $2,000 per month for an automobile lease and is entitled to first class air travel where available.

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

2025 Director Compensation

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)		($)	($)
Teri Wielenga	50,000	-	-				50,000
Chris Nagelson	50,000	-	-	-	-	-	50,000

Alliance has established a formal arrangement to compensate certain independent directors. Under this arrangement, eligible independent directors receive an annual fee of $50,000 for their service on the board of directors and its committees.

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

Grant of Awards; Shares Available for Awards. The 2023 Plan provides for the grant of awards which are distribution equivalent rights, incentive share options, non-qualified share options, performance shares, performance units, restricted common stock, restricted share units, share appreciation rights (“SARs”), tandem share appreciation rights, unrestricted common stock or any combination of the foregoing, to key management employees and non-employee directors of, and non-employee consultants of, Alliance or any of its subsidiaries (each a “participant”) (however, solely Alliance employees or employees of Alliance subsidiaries are eligible for awards which are incentive share options). We have reserved a total of 1,000,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2023 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2023 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2023 Plan during any calendar year is limited to a number of shares equal to three percent (3%) of the total number of shares of common stock of the Company outstanding on the last day of the prior calendar year. Future new hires, non- employee directors and additional non-employee consultants are eligible to participate in the 2023 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

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

As of June 30, 2025, a total of 561,300 awards have been granted under the 2023 Plan.

Bonus Incentive Plan

In fiscal year 2024, the Company updated its cash Bonus Incentive Plan (the “Plan”) designed to align leadership compensation with the Company’s financial performance, specifically its growth in earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Plan is structured as follows:

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

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is incorporated by reference into this Annual Report as an exhibit.

Equity Compensation Policy and Practices

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, in connection with our first meeting of the Board of Directors each fiscal year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our Common Stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended June 30, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

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

The beneficial ownership percentages set forth in the table below are based on 50,957,370 shares of Class A common stock issued and outstanding as of September 10, 2024.

	Number of Shares of Class A Common Stock	Percentage of Outstanding Class
Name of Beneficial Owner(1)	Beneficially Owned	A Common Stock
Bruce Ogilvie (2)(3)	15,339,097	30.1%
Jeffrey Walker(2)	23,186,238	45.3%
W. Tom Donaldson III(4)	2,569,362	4.9%
Terilea J. Wielenga	13,000	—
Chris Nagelson	5,000	—
Amanda Gnecco	7,500	—
Robert Black	20,000	—
Warwick Goldby	14,000	—
Directors and executive officers as a group (8 individuals)	41,144,197	77.6%
Ogilvie Legacy Trust dated September 14, 2021(5)	8,554,025	16.8%

(1)	Unless otherwise indicated, the business address of Alliance’s directors and executive officers is c/o Alliance Entertainment Holding Corporation, 8201 Peters Road, Suite 1000, Plantation, Florida 33324.

(2)	Excludes Class E common stock.

(3)	The shares are beneficially owned by the Bruce Ogilvie, Jr. Trust dated January 20, 1994, having Mr. Bruce Ogilvie, Jr. as trustee, Mr. Ogilvie disclaims individual ownership of such shares except for his individual pecuniary interest in such trusts.

(4)	Includes (i) 40,000 shares held directly, (ii) 2,468,362 shares, including 1,837,335 shares issuable upon exercise of private warrants, held directly by B&D Series 2020, LLC, of which Mr. Donaldson is the manager and (iii) 83,300 shares held by Blystone & Donaldson, LLC, of which Mr. Donaldson is the manager. Mr. Donaldson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein

(5)	Mr. Ogilvie’s two adult children are trustees of the Ogilvie Legacy Trust dated September 14, 2021. Mr. Ogilvie disclaims beneficial ownership of the shares held by such trust.

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

In connection with the closing of the Business Combination, the Adara Initial Stockholders and the Legacy Alliance stockholders entered into the Registration Rights Agreement, which amended and restated the former registration rights agreement. Pursuant to the Registration Rights Agreement, Alliance filed a resale registration statement, and it was declared effective in accordance with the terms of the registration statement. In certain circumstances, the Adara Initial Stockholders and the Legacy Alliance stockholders may each demand up to two registrations, which may be underwritten offerings, and all of the registration rights holders will be entitled to piggyback registration rights.

Alliance Related Party Transactions

GameFly Holdings, LLC

During the years ended June 30, 2025, and 2024, Alliance has made sales of new release movies, video games, and video game consoles to GameFly Holdings LLC in the amount of $2.7 million and $8.4 million, respectively. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, the two shareholders of Alliance. Alliance believes the amounts that GameFly paid for New Release, movies, video games, and video game consoles are at fair market value. GameFly does fulfillment services of fast selling new releases by providing 3PL services at market rates. The agreement between Alliance and GameFly can be terminated by either party at any time. GameFly is free to purchase from any competitor of Alliance.

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly, which is effective from February 1, 2023, through March 31, 2028. At that time, the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate it. During the year ended June 30, 2025, and 2024, Alliance had distribution revenue in the amount of $0 and $0.25 million respectively.

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

During the years ended June 30, 2025, and 2024 Alliance incurred costs with MVP Logistics, LLC, in the amount of $0 , and $1.0 million, respectively, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Santa Fe Springs, California and South Gate, California distribution facilities.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. Subsequently, on August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14, 2023, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18, 2023. As of June 30, 2025, and June 30, 2024, the outstanding balance on the Ogilvie Loan was $10 million.

The Ogilvie Loan is subordinated to the Company’s revolving credit facility, meaning that in the event of liquidation or default, repayment of the Ogilvie Loan is subordinate to amounts outstanding under the Company’s debt arrangements.

The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5% (4.34% and 5.29% at June 30, 2025, and June 30, 2024, respectively). Interest expenses for the fiscal year ended June 30, 2025, and 2024 were $1.0 million each. The interest rate on June 30, 2025, and 2024, was 9.80% and 10.8% respectively.

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

During the fiscal year ended June 30, 2025, the Company did not incur any related party fees with BDCP. For the fiscal year ended June 30, 2024, the Company paid BDCP approximately $1.8 million, which included an advisory fee equal to 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

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

Item 14. Principal Accountant Fees and Services.

Fee Type	Year Ended June 30, 2025	Year Ended June 30, 2024
Audit Fees (Grassi)	$327,500	$-
Professional Audit-related services (Grassi)	$46,500	-
Audit Fees (BDO)	$205,800	$389,200
Total Audit Fees	$579,800	$389,200

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

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1**	Business Combination Agreement, dated as of June 22, 2022, by and among Alliance, Merger Sub and Alliance.	Form 8-K	001-40014	2.1	June 23, 2022

3.1	Second Amended and Restated Certificate of Incorporation.	Form 8-K	001-40014	3.4	February 13, 2023

3.2	Amended and Restated Bylaws.	Form 8-K	001-40014	3.5	February 13, 2023

4.1	Specimen Class A Common Stock Certificate.	Form S-4	333-266098	4.5	October 18, 2022

4.2	Specimen Warrant Certificate.	Form S-4	333-266098	4.6	October 18, 2022

4.3	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40014	4.1	February 11, 2021

4.4	Description of the Registrant’s Securities	Form 10 K	001 40014	4.4	October 19, 2023

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.1	Form of Lock-Up Agreement (included in Exhibit 2.1).	Form 8-K	001-40014	2.1	June 23, 2022

10.2	Alliance Entertainment Holding Corporation 2023 Omnibus Equity Incentive Plan.	Form 10 K	001 40014	4.4	October 19, 2023

10.3	Form of Indemnity Agreement.	Form S-4	333-266098	10.11	October 18, 2022

10.4	Lease Agreement, dated as of August 18, 2017, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.16	October 18, 2022

10.5	First Amendment to Lease, dated as of January 22, 2018, by and among Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.17	October 18, 2022

10.6	Multi-Tenant Industrial Triple Net Lease, dated as of December 14, 2007, by and between Cedar Grove - Crossdock, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.18	October 18, 2022

10.7	First Amendment to Lease Agreement, dated as of January 18, 2013, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.19	October 18, 2022

10.8	Second Amendment to Lease Agreement, dated as of August 1, 2014, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.20	October 18, 2022

10.9	Guaranty Agreement, dated as of November 9, 2012, by and between Project Panther Acquisition Corporation and KTR LOU I LLC.	Form S-4	333-266098	10.21	October 18, 2022

10.10	Office Lease, dated as of January 7, 2011, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.22	October 18, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.11	First Amendment to Lease, dated as of January 31, 2012, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.23	October 18, 2022

10.12	Second Amendment to Lease, dated August 2016, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.24	October 18, 2022

10.13	Standard Industrial Lease, dated as of August 12, 2020, by and between SCRS Valley Park Business Center, LLC and COKeM International, Ltd.	Form S-4	333-266098	10.25	October 18, 2022

10.14	Second Amendment to Lease, dated as of June 26, 2020, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.26	October 18, 2022

10.15 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Bruce Ogilvie.	Form S-4	333-266098	10.27	October 18, 2022

10.16 †	Form of Employment Agreement, by and between Alliance Entertainment Holding Corporation and Jeffrey Walker.	Form S-4	333-266098	10.28	October 18, 2022

10.17	Contingent Consideration Escrow Agreement by and among the Combined Company, Bruce Ogilvie and Continental Stock Transfer and Trust Company dated February 10, 2023.	Form 8-K	001-40014	10.29	February 13, 2023

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.18	Loan and Security Agreement, dated as of December 31, 2023 by and among Alliance Entertainment Holding Corporation, as Parent and Guarantor, each of its subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lenders from time to time parties thereto, and White Oak Commercial Finance LLC, as Administration Agent and Collateral Agent	Form 8-K	001-40014	10.1	December 26, 2023

10.19	Gamefly Distribution Agreement	Form 10-Q	001-40014	10.1	February 8, 2024

10.20*	Amendment to Revolving Credit Facility

16	Letter from WithumSmith+Brown PC to the U.S. Securities and Exchange Commission dated February 10, 2023.	Form 8-K	001-40014	16.1	February 13, 2023

19*	Insider Trading Policy

21.1	List of Subsidiaries.	Form 10-K	001-40014	21.1	March 30, 2023

23.1*	Consent of BDO USA, P.C.

23.2*	Consent of GRASSI

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy	Form 10-K	001-40014	97.1	September 20, 2024

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 10th day of September 2025.

Alliance Entertainment Holding Corporation

By:	/s/ Jeffrey Walker
Name:	Jeffrey Walker
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey Walker	Chief Executive Officer and Director	September 10, 2025
Jeffrey Walker	(Principal Executive Officer )

/s/ Bruce Ogilvie	Executive Chairman of the Board of Directors	September 10, 2025
Bruce Ogilvie

/s/ Amanda Gnecco	Chief Financial Officer (Principal Accounting Officer)	September 10, 2025
Amanda Gnecco

/s/ W. Tom Donaldson III	Director	September 10, 2025
W. Tom Donaldson III

/s/ Chris Nagelson	Director	September 10, 2025
Chris Nagelson

/s/ Terilea J. Wielenga	Director	September 10, 2025
Terilea J. Wielenga

ALLIANCE ENTERTAINMENT HOLDING CORPORATION.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alliance Entertainment Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Entertainment Holding Corporation (the Company) as of June 30, 2025, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Jericho, New York

September 10, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Alliance Entertainment Holding Corporation

Plantation, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Alliance Entertainment Holding Corporation (the “Company”) as of June 30, 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2021 to 2024.

Miami, Florida

September 19, 2024, except for Note 10, as to which the date is September 10, 2025

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share amounts)	June 30, 2025	June 30, 2024
Assets
Current Assets
Cash	$1,236	$1,129
Trade Receivables, Net of Allowance for Credit Losses of $867 and $648, respectively	97,369	92,357
Inventory, Net	102,848	97,429
Other Current Assets	16,679	5,298
Total Current Assets	218,132	196,213
Property and Equipment, Net	11,291	12,942
Operating Lease Right-Of-Use Assets, Net	19,214	22,124
Goodwill	89,116	89,116
Intangibles, Net	18,475	13,381
Other Long-Term Assets	789	503
Deferred Tax Asset, Net	4,211	6,533
Total Assets	$361,228	$340,812
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$155,300	$133,221
Accrued Expenses	9,548	9,371
Current Portion of Operating Lease Obligations	3,229	1,979
Current Portion of Finance Lease Obligations	3,075	2,838
Contingent Liability	1,577	511
Total Current Liabilities	172,729	147,920
Revolving Credit Facility, Net	55,268	69,587
Finance Lease Obligation, Non- Current	1,931	5,016
Operating Lease Obligations, Non-Current	17,432	20,413
Shareholder Loan (subordinated), Non-Current	10,000	10,000
Warrant Liability	646	247
Total Liabilities	258,006	253,183
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of June 30, 2025 and June 30, 2024	-	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at June 30, 2025, and at June 30, 2024; Issued and Outstanding 50,957,370 shares at June 30, 2025, and at June 30, 2024	5	5
Paid In Capital	48,570	48,058
Accumulated Other Comprehensive Loss	(76)	(79)
Retained Earnings	54,723	39,645
Total Stockholders’ Equity	103,222	87,629
Total Liabilities and Stockholders’ Equity	$361,228	$340,812

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
($ in thousands except share and per share amounts)	June 30, 2025	June 30, 2024
Net Revenues	$1,063,457	$1,100,483
Cost of Revenues (excluding depreciation and amortization)	930,605	971,594
Operating Expenses
Distribution and Fulfillment Expense	40,375	48,818
Selling, General and Administrative Expense	55,992	57,651
Depreciation and Amortization	5,334	5,880
Transaction Costs	957	2,086
Restructuring Cost	73	280
(Gain) Loss on Disposal of Fixed Assets	(15)	33
Total Operating Expenses	102,716	114,748
Operating Income	30,136	14,141
Other Expenses
Interest Expense	10,575	12,247
Change in Fair Value of Warrants	853	41
Total Other Expenses	11,428	12,288
Income Before Income Tax Expense (Benefit)	18,708	1,853
Income Tax Expense (Benefit)	3,630	(2,728)
Net Income	15,078	4,581
Other Comprehensive Income (Loss)
Foreign Currency Translation	3	(2)
Total Comprehensive Income	15,081	4,579
Net Income per Share – Basic and Diluted	$0.30	$0.09
Weighted Average Common Shares Outstanding – Basic	50,957,370	50,828,548
Weighted Average Common Shares Outstanding – Diluted	51,016,546	50,837,148

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2025 AND 2024

	Common Stock Shares Issued and		Paid In	Accumulated Other Comprehensive	Retained
($ in thousands)	Outstanding	Par Value	Capital	(Loss) Income	Earnings	Total
Balances at June 30, 2023	49,167,170	$5	$44,542	$(77)	$35,064	$79,534
Issuance of common stock, net of transaction costs of $1.9 million	1,335,000	—	2,130	—	—	2,130
Currency Translation Adjustment	—	—	—	(2)	—	(2)
Stock-based Compensation	455,200	—	1,386	—	—	1,386
Net Income	-			—	4,581	4,581
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Warrant Conversion	-	-	454	-	-	454
Currency Translation Adjustment	-	-	-	3	-	3
Stock-based Compensation	-	-	58	-	-	58
Net Income	-	-	-	-	15,078	15,078
Balances at June 30, 2025	50,957,370	$5	$48,570	$(76)	$54,723	$103,222

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
($ in thousands)	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net Income	$15,078	$4,581
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation of Property and Equipment	1,828	1,904
Amortization of Intangible Assets	3,506	3,976
Amortization of Deferred Financing Costs (Included in Interest Expense)	1,404	861
Allowance for Credit Losses	1,068	687
Change in Fair Value of Warrants	853	41
Deferred Income Taxes	2,322	(3,634)
Non-cash lease expense	2,910	4,631
Stock-based Compensation Expense	58	1,386
(Gain) Loss on Disposal of Fixed Assets	(15)	33
Changes in Assets and Liabilities
Trade Receivables	(6,080)	11,896
Inventory	(4,665)	49,334
Income Taxes Payable\Receivable	(384)	517
Operating Lease Obligations	(1,731)	(4,932)
Other Assets	(11,340)	3,357
Accounts Payable	22,079	(18,401)
Accrued Expenses and Contingent Liability	(82)	(464)
Net Cash Provided by Operating Activities	26,809	$55,773
Cash Flows from Investing Activities:
Capital Expenditures	(54)	(183)
Cash Inflow from Asset Disposal	15	66
Cash Paid for Business Asset Purchase	(7,595)	-
Cash Paid for Contract	(500)	-
Net Cash Used in Investing Activities	(8,134)	(117)
Cash Flows from Financing Activities:
Payments on Financing Leases	(2,848)	(2,965)
Payments on Revolving Credit Facility	(986,132)	(1,095,772)
Borrowings on Revolving Credit Facility	970,409	1,035,428
Payments on Shareholder Note (Subordinated), Current	-	(36,000)
Proceeds from Shareholder Note (Subordinated), Non-Current	-	46,000
Issuance of common stock, net of transaction costs	-	2,130
Deferred Financing Costs	-	(4,211)
Net Cash Used in Financing Activities	(18,571)	(55,390)
Net Increase in Cash	104	266
Net Effect of Currency Translation on Cash	3	(2)
Cash, Beginning of the Year	1,129	865
Cash, End of the Year	$1,236	$1,129
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$9,171	$12,247
Cash Paid for Income Taxes	$1,727	$444
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Fixed Assets Financed with Debt	$-	$7,853
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$21,900
Conversion of Warrants from liability to Equity	$454	-
Contract Acquisition	$1,800	-

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

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer. The recapitalization has been retroactively reflected in all periods presented. The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding Class E contingent shares and warrant liabilities, as discussed further in Notes 15 and 20.

A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements:

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of Alliance Entertainment Holding Corporation and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Liquidity

On December 21, 2023, the Company entered into a new three-year credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility is a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the new credit facility, combined with these initiatives and the Company’s financial performance for the year ended June 30, 2025, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Revenue Recognition

The Company enters into contracts with its customers for the purchase of products in the ordinary course of business. A contract with commercial substance exists once the Company receives and accepts a purchase order under a sales contract. Payment terms on invoiced amounts generally range from 0 to 90 days. Revenue from the sale and distribution of pre-recorded music, video, games, accessories, and other related products are recognized when the performance obligations under the terms of a contract with its customer are satisfied, which occurs with the transfer of control of the product. For the majority of the Company’s products, control is transferred, and revenue is recognized when the product is shipped from the Company’s distribution center to the Company’s customers, which primarily consist of retailers. For most of the Company’s distribution contracts, the Company is considered to be the principal to these transactions, and the revenue is recognized on a gross basis, since the Company is the primary obligor for fulfilling the promise to its customers on these arrangements, has inventory risk, and has latitude in establishing prices. In limited circumstances, the Company has determined that it acts as an agent (ASC 606-10-55-36 through 55-40) because it does not control the specified goods before they are transferred to the customer. For these arrangements, revenue is recognized on a net basis, reflecting only the fee or commission to which the Company is entitled in exchange for arranging the sale.

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

Trade Receivables, Net

The Company grants credit to customers on credit terms in the ordinary course of business. Credit is extended based on an evaluation of a customer’s financial condition, and collateral is generally not required. Trade receivables are carried at the original invoice amount less estimates made for allowances for credit losses based on a periodic review of all outstanding amounts. Management measures all expected losses based on a forward-looking expected loss model, which reflects probable losses based on historical experience, current conditions, and reasonable and supportable forecasts. Trade receivables are written off against the allowance when they are deemed uncollectable. Recoveries of trade receivables previously written off are recorded as a credit to the allowance for uncollectable accounts when received.

Escrow Receivable

As of June 30, 2025, the Company had $8.5 million held in escrow related to a terminated acquisition transaction. The Company does not have access to or control over the escrow account, and the acquisition did not proceed. The funds are classified as a receivable within Other Current Assets, and the Company is actively pursuing return of the escrowed funds. Management believes the balance is recoverable within the next 12 months.

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

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the asset’s estimated useful life. Costs of major additions and improvements are capitalized, while repair and maintenance costs are charged to expense as incurred. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated statements of income and comprehensive income.

Depreciation and Amortization

Depreciation is provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

Asset Class	Useful Life
Leasehold Improvements	5 – 10 years
Machinery and Equipment	3 – 7 years
Furniture and Fixtures	5 – 7 years
Capitalized Software	1 – 3 years
Equipment Under Finance Leases	5-7 years
Computer Equipment	2 – 5 years

Leasehold improvements and equipment under financed ROU leases are amortized over the shorter of the useful life of the asset or the life of the lease.

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

The Company completes its annual goodwill impairment tests in the fourth quarter, or whenever there are indicators that the fair value of the reporting unit might be less than the carrying amount. For the years ended June 30, 2025, and 2024, the Company did not record any impairment.

Definite-Lived intangible assets are stated at cost, less accumulated amortization. Amortization of customer relationships and lists is recorded using an accelerated method over the useful lives of the related assets, which range from 10 to 15 years. Covenants not to compete and trade names are amortized using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 15 years.

Indefinite-lived intangible assets, such as certain trade names, are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For the years ended June 30, 205 and 2024 the company did not record any impairment.

Impairment of Long-Lived Assets

Recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the years ended June 30, 2025, and 2024.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s estimates of sales returns reserve, warrants fair value, customer rebates and discount reserves, goodwill impairment, and inventory valuation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2025, and 2024, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2025, and 2024 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

Warrants

Management evaluates all of the Company’s financial instruments, including warrants issued to purchase its Class A Common Stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815-15, Derivatives and Hedging-Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed at issuance of the financial instrument and re-assessed at the end of each reporting period.

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

The Private Placement Warrants and Representative Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Placement Warrants and Representative Warrants as liabilities at fair value in the consolidated balance sheets with the warrant liabilities subject to re-measurement at each balance sheet date until exercised, and any change in fair value recognized in the consolidated statements of income and comprehensive income.

The Company re-computes the fair value of the Private and the Representative Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. Refer to Note 20, Warrants and Note 21, Fair Value for additional details of the Warrants and related valuation.

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

The following table sets forth the computation of basic and diluted net earnings per share of Common Stock for the years ended June 30, 2025, and 2024 respectively:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Net Income (in thousands)	$15,078	$4,581
Basic and diluted shares
Weighted-average Class A Common Stock outstanding (basic)	50,957,370	50,828,548
Weighted-average Class A Common Stock outstanding (diluted)	51,016,546	50,837,148
Income per share for Class A Common Stock
— Basic and Diluted	$0.30	$0.09

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met as of June 30, 2025. For the year ended June 30, 2025, there are 9,920,090 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive. For the year ended June 30, 2025, there are also 9,920,090 warrants outstanding and 660,000 restricted shares that have been excluded from diluted earnings per share because they are anti-dilutive.

Advertising Costs

Advertising costs, which consist primarily of mailers, catalogs, online marketing and other promotions, are expensed in the period in which the advertisement or promotion occurs. Additionally, the Company maintains cooperative advertising agreements with certain vendors to include their logos and product descriptions prominently in the catalogs and calendars. The fee revenues charged to the vendors for the cooperative advertising arrangements are recorded as a reduction of advertising expense and any excess fees are recorded as a reduction of cost of goods sold. Advertising costs, which are included as selling, general and administrative expenses, were $7.7 million and $7.3 million for the years ended June 30, 2025, and 2024, respectively.

Deferred Financing Costs

Deferred financing costs relating to the Company’s revolving credit facility are deferred and amortized ratably over the life of the debt using the straight-line method. Deferred financing costs are included as an addition to interest expense on the consolidated statements of income and comprehensive income and are included in Revolving Credit Facility, Net on the consolidated balance sheets.

Shipping and Handling

The Company accounts for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. Shipping and handling costs are included in cost of revenues in the accompanying consolidated statements of income and comprehensive income.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiary is measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into United States dollars at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Foreign currency translation income (loss) totaled $3 thousand and ($2) thousand for the years ended June 30, 2025, and 2024, respectively.

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

Intangible assets, such as customer relationships and trade names, when identified, are separately recognized and amortized over their estimated useful lives, if considered definite lived. Acquisition costs are expensed as incurred and are included in the consolidated statements of income and comprehensive income.

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

For all underlying classes of assets, the Company has elected the practical expedient to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are generally deemed short-term leases with lease costs included in short- term lease expense. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

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

Changes in consolidation status are applied prospectively. The Company evaluated its transactions with a related party included in Note 13 and concluded that the arrangements do not result in variable interests and do not require consolidation of any of the related party entities.

Concentrations

Customers:

	Year Ended	Year Ended
Revenues	June 30, 2025	June 30, 2024
Customer #1	14.5%	17.8%
Customer #2	14.0%	11.0%
Customer #3	11.4%	10.2%

Receivables	June 30, 2025	June 30, 2024
Customer #1	30.2%	20.2%
Customer #2	13.1%	12.3%

Suppliers:

	Year Ended	Year Ended
Purchases	June 30, 2025	June 30, 2024
Supplier #1	23.5%	21.1%
Supplier #2	12.1%	18.4%
Supplier #3	10.4%	10.4%

Payables	June 30, 2025	June 30, 2024
Supplier #1	18.8%	15.8%
Supplier #2	*	12.3%
Supplier #3	12.9%	10.6%

*	Less than 10%

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

Accounting Pronouncements

Recently Issued and Adopted Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires public entities to disclose significant segment expense categories that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the measure of segment profit or loss, as well as the title and position of the CODM. The amendments also require disclosure of all annual segment profit or loss and asset disclosures in interim periods and provide expanded disclosure requirements for entities with a single reportable segment.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 for its fiscal year ended June 30, 2025, in accordance with the required effective date for non-accelerated filers. The adoption did not impact the Company’s consolidated financial position, results of operations, or cash flows; however, it resulted in enhanced segment disclosures in the notes to the consolidated financial statements in accordance with ASC 280, Segment Reporting. These enhancements include the identification of significant segment expense categories, disclosure of the measures of segment profit or loss used by the CODM, related reconciliations to the most comparable GAAP measure, and expanded disclosures for entities with a single reportable segment.

Prior period comparative disclosures have been updated to conform to the current year presentation. The Company will include comparable disclosures in its interim financial statements beginning with the quarter ending September 30, 2025.

Recently Issued but Not Yet Adopted Accounting Pronouncements

Accounting Standard Update 2024-03, In 2024, Income Statement Reporting Comprehensive Income. The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides guidance on the disaggregation of income statement expenses, aiming to enhance the transparency of financial reporting by requiring more detailed disclosures of expense categories. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements to determine the potential effect on its financial reporting and disclosures.

Accounting Standard Update 2024-02, In 2024, Codification Improvements Amendments to Remove References to the Concepts Statements. The Financial Accounting Standards Board (FASB) issued ASU 2024-02, which updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). The ASU provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Accounting Standard Update 2024-01 In 2024, Compensation Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The Financial Accounting Standards Board (FASB) issued ASU 2024-01, which introduces updates to accounting standards related to the classification and measurement of financial instruments under ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

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

Note 2: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	June 30, 2025	June 30, 2024
Trade Receivables	$100,799	$93,827
Less:
Allowance for Credit Losses	(867)	(648)
Sales Returns Reserve	(2,257)	(1,064)
Customer Rebate and Discount Reserve	(306)	242
Total Allowances	(3,430)	(1,470)
Trade Receivables, Net	$97,369	$92,357

Allowance for Credit Losses Roll forward	June 30, 2025	June 30, 2024
($ in thousands)
Beginning Balance	(648)	(235)
Current Period Provision for Expected Credit Losses	(1,068)	(686)
Write-offs	861	285
Recoveries of Previously Written-off Accounts	(12)	(12)
Ending Balance	(867)	(648)

Note 3: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	June 30, 2025	June 30, 2024
Inventory	$108,590	$105,749
Less: Reserves	(5,742)	(8,320)
Inventory, Net	$102,848	$97,429

There were no inventory write-downs recorded for the fiscal years ended June 30, 2025, and 2024.

Note 4: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	June 30, 2025	June 30, 2024
Other Assets–Current
Prepaid Intellectual Property	$2,786	$2,628
Escrow Receivable	8,500	-
Insurance Receivable	1,377	-
Prepaid Insurance	377	183
Prepaid Acquisitions	-	55
Prepaid Catalogs	632	310
Prepaid Manufacturing Components	385	-
Prepaid Maintenance	1,041	795
Prepaid Inventory	-	559
Prepaid Molding	140	-
Prepaid Shipping Supplies	1,270	768
Prepaid Vault	154	-
Prepaid Royalties	17	-
Total Other Assets–Current	$16,679	$5,298

Other Long-Term Assets
Deposits	$175	$273
Income tax receivable	614	230
Total Other Long-Term Assets	$789	$503

Note 5: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	June 30, 2025	June 30, 2024
Property and Equipment
Leasehold Improvements	$908	$908
Machinery and Equipment	30,624	30,490
Furniture and Fixtures	1,717	1,717
Capitalized Software	10,377	10,377
Equipment Under Finance Leases	12,488	12,488
Computer Equipment	1,757	1,757
Construction in Progress	43	-
	57,914	57,737
Less: Accumulated Depreciation and Amortization	(46,623)	(44,795)
Total Property and Equipment, Net	$11,291	$12,942

Depreciation Expense for the years ended June 30, 2025, and 2024 was $1.8 million and $1.9 million respectively.

Note 6: Goodwill and Intangibles, Net

($ in thousands)	June 30, 2025	June 30, 2024
Goodwill, Beginning Balance	$89,116	89,116
Goodwill, Ending Balance	$89,116	89,116

Intangibles, Net consists of the following at:

($in thousands)		Year ended June 2025		Year Ended June 2024
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(73,928)	$4,072	(72,019)	$5,981
Trade Name – Alliance	$5,200	(5,200)	$-	(5,200)	$-
Contract Acquisition	$1,800	(180)	$1,620	-	$-
Tradename - HMBR	$6,800	-	$6,800	-	-
Mecca Customer Relationships	$8,023	(6,393)	$1,630	(5,818)	$2,205
Customer List	$12,760	(8,407)	$4,353	(7,565)	$5,195
Total	$112,583	(94,108)	$18,475	(90,602)	$13,381

During the years ended June 30, 2025, and 2024, the Company recorded amortization expense of $3.5 million and $4.0 million, respectively.

Expected amortization over the next five years and thereafter, as of June 30, 2025, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30,
2026	$3,375
2027	3,326
2028	2,298
2029	1,019
2030	379
Thereafter	1,278
Total Expected Amortization	$11,675
Indefinite-lived Intangible asset	6,800
Total Intangible Assets	$18,475

Note 7: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	June 30, 2025	June 30, 2024
Marketing Funds Accruals	$4,870	$5,012
Payroll and Payroll Tax Accruals	1,690	2,782
Accruals for Other Expenses	1,688	1,577
Accrued Contract Liability	1,300	-
Total Accrued Expenses	$9,548	$9,371

Note 8: Revolving Credit Facility

On December 21, 2023, the Company entered into a new credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility is a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit facility bear interest at the 30-day SOFR rate, subject to a floor of 2%, plus a margin ranging from 4.00% to 4.25%, depending on the Company’s utilization and consolidated fixed charge coverage ratio. The 30-day SOFR rates as of June 30, 2025, and June 30, 2024, were 4.35% and 5.29%, respectively. The effective interest rates at June 30, 2025, and June 30, 2024, were 9.2% and 9.5%, respectively.

On June 30, 2025, the Company entered into an amendment to its Credit Facility with White Oak, which reduced the applicable interest rate margin from a range of 4.5% – 4.75% to a range of 4.0% – 4.25%, effective immediately. The Company expects the reduction in the applicable interest rate range to decrease its interest expense in future periods.

If the Company reduces or terminates the commitments under the Revolving Credit Facility before its maturity, it will incur an early termination fee of 1% if done between December 21, 2024, and August 21, 2025. As of August 21, 2025, the Company is no longer subject to any early termination fees.

Availability under the Revolving Credit Facility is determined by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. The Company also incurs a commitment fee of 0.25% for unused credit line with fees for the fiscal year ended June 30, 2025, and June 30, 2024, of $0.22 million and $0.15 million, respectively. Availability as of June 30, 2025, was approximately $54 million with an outstanding revolver balance of approximately $57 million. Availability as of June 30, 2024, was $44 million with an outstanding revolver balance of $73 million.

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

The Company was in compliance with its covenants as of June 30, 2025 and 2024. Revolving Credit Facility, net consists of the following at:

($ in thousands)	June 30, 2025	June 30, 2024
Outstanding Balance	$57,257	$72,979
Less: Deferred Finance Costs	(1,988)	(3,392)
Revolving Credit Facility, Net	$55,269	$69,587

During the years ended June 30, 2025, and 2024, the Company had interest expenses of $7.2 million and $11.2 million, respectively, and amortization of deferred finance costs of $1.4 million and $0.9 million, respectively.

Note 9: Employee Benefits Company Health Plans

During the year ended June 30, 2025, the Company transitioned its health insurance coverage from a self-funded model to an Individual Coverage Health Reimbursement Arrangement (“ICHRA”). As a result, the self-insured medical plans (including both PPO and HDHP options) under the Alliance Health & Benefits Plan (“AHBP”) were terminated. Under the ICHRA model, the Company reimburses employees and executive officers for individual health insurance premiums, with contribution levels varying based on coverage tiers.

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

As of June 30, 2025, the Company had no remaining liability related to the terminated self-insured medical plans, as the previously accrued estimated run-out exposure was fully settled during the fourth quarter of fiscal 2025. At June 30, 2024, the accrued estimated run-out exposure for the medical and dental plans totaled approximately $332,000 and was included in accrued expenses on the Company’s consolidated balance sheet. Effective in fiscal 2025, the Company implemented an Individual Coverage Health Reimbursement Arrangement (“ICHRA”) plan, which eliminates the Company’s exposure to self-insured medical and dental claims; therefore, no similar liabilities are expected under the current plan structure.

401(k) Plan

The Company has the Alliance Entertainment 401(k) Plan (the Plan) covering all eligible employees of the Company. All employees over the age of 18 are eligible to participate in the Plan at the beginning of the month following date of hire. The Plan has automatic deferral at the beginning of the month following the date of hire. Employees are automatically enrolled in the Plan with a 3% contribution; however, they have the option to increase/decrease their deferrals or opt out of the Plan at any time. The Company currently offers a match contribution of $0.50 of every dollar up to 4% of contribution percentage. For the fiscal year ending June 30, 2025, and 2024 the company’s matching expense was approximately $588,000 and $620,000, respectively. The Company conducts a retirement plan review on an annual basis.

Note 10: Segment Information

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about a public entity’s reportable segments, including significant segment expense categories and expanded interim reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 for the fiscal year ended June 30, 2025.

Management performed an assessment of the Company’s operating segments in accordance with ASC 280-10-50-1 through 50-9. Based on this evaluation, the Company determined that it operates as a single operating segment, which is also its sole reportable segment. Segment revenue is derived from the sale of distribution of pre-recorded music, video movies, video games and related accessories, and merchandising. This conclusion is consistent with prior periods.

The Company’s Chief Executive Officer and Chairman are the Chief Operating Decision Makers (“CODM”) and review financial performance and make resource allocation decisions at the consolidated entity level. The CODM uses net income, prepared in accordance with U.S. GAAP to assess performance and make resource allocation decisions. The CODM utilizes net income, prepared in accordance with U.S. GAAP, to evaluate financial performance, monitor variances against budget and forecast, and guide strategic decisions. Segment assets are reported as consolidated assets on the Company’s balance sheet.

Significant expense categories regularly reviewed by the CODM include:

●	Cost of Revenues (excluding depreciation and Amortization)
●	Distribution and Fulfillment Expense
●	Sales and Marketing

Other Segment Items:

Other segment items include expenses that are part of segment profit or loss but are not classified as significant segment expenses. These include:

●	General and Administrative Expense
●	Technology Expense
●	Interest Expense
●	Income Tax Expense

The following table presents segment revenue, net loss, and the significant segment expenses for the Company’s single reportable segment for the fiscal years ended June 30, 2025, and 2024 (in thousands):

Reconciliation to Consolidated Net Income:

	Fiscal Year ended June 30
	2025	2024
Net Revenues	$1,063,457	$1,100,483
Cost of Revenues (excluding depreciation and Amortization)	930,605	971,594
Distribution and Fulfillment Expense	40,375	48,818
Sales and Marketing	26,919	27,220
Other Segment items*	50,480	23,776
Net income	15,078	4,581

*	Other segment items include interest expense, income tax expense, general and administrative expenses, and technology expenses, which are reported separately on the consolidated statements of income.

Note 11: Income Taxes

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

The Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively. As of June 30, 2025, and 2024, the Company did not have any material uncertain tax positions and thus has not recognized any interest or penalties in these consolidated financial statements. The Federal income tax return remains open for examination by the U.S. tax authorities for all years subsequent to 2020.

The components of the provision for (benefit from) income taxes for the fiscal year-ended June 30, 2025 and 2024 are as follows:

	Year Ended June 30
($ in thousands)	2025	2024
Income Tax Expense:
Current:
Federal	$592	$475
State	715	431
Total Current Expense	$1,308	$906
Deferred:
Federal	$2,404	$(2,856)
State	(81)	(778)
Total Deferred Expense (Benefit)	2,322	(3,634)
Income Tax Expense (Benefit)	$3,630	$(2,728)

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows:

	Year Ended June 30
($ in thousands)	2025		2024
Federal Income Tax Provision at Statutory Rate	$3,922	21%	$389	21%
State Taxes, Net of Federal Benefits	634	3%	(347)	(19)%
Other – Permanent Adjustments	26	0%	20	1%
Fair Value Adjustments on Warrants	178	1%	-	-
Foreign Derived Intangible Income	(349)	(2)%	(293)	(16)%
Deferred Tax True-Up	(682)	0%	(2,730)	(147)%
Immaterial Income Tax out-of-period Adjustment	(99)	(4)%	-	0%
Equity Compensation	-	0%	233	13%
Income Tax Expense (Benefit)	$3,630	20%	$(2,728)	(147)%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for accounting purposes and the amounts used for tax purposes.

The components of deferred taxes consist of the following (amounts in thousands):

	Year Ended	Year Ended
($in thousands)	June 30, 2025	June 30, 2024
Deferred Tax Assets:
Other Deferred Tax Assets (ICDISC)	$-	$590
Net Operating Losses	4,856	8,607
Credit Losses	234	149
Inventory	2,364	2,990
Section 248 Organization Costs	1,674	1,827
Accruals Not Currently Deductible	5,170	3,481
Lease Liability	5,347	5,800
Total Deferred Tax Assets	19,645	23,444
Deferred Tax Liabilities:
Prepaids	(1,033)	(918)
Property and Equipment	(2,223)	(3,864)
Operating Lease Assets	(4,970)	(5,732)
Goodwill/Intangibles	(7,208)	(6,397)
Total Deferred Tax Liabilities	(15,434)	(16,911)
Net Deferred Tax Asset, Net	$4,211	$6,533

As of June 30, 2025, 2024 and 2023, The Company had recorded no unrecognized tax benefits and, therefore, no accrued interest or penalties for unrecognized tax positions. In addition, The Company is under examination by the Florida tax authorities. These proceedings may lead to adjustments or proposed adjustments to their taxes or provisions for uncertain tax provisions. The Company believes that it would prevail under such examination and, accordingly, has not recorded a provision for uncertain tax positions.

The Company evaluates deferred tax assets each period for recoverability. The Company records a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of June 30, 2025 and 2024, The Company has not recorded a valuation allowance.

The Company will reevaluate this determination quarterly and record a tax expense if and when future evidence requires a valuation allowance.

As of June 30, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of $14.7 million and state NOLs of $19.3 million. Of these carryforwards, approximately $10.3 million will expire, if not utilized, in various years through 2043. The remaining carryforwards have no expiration.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and certain credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and certain credits may be limited as prescribed under.

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of June 30, 2025, and June 30, 2024.

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

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s [alleged] distribution of a specific video game, Cooking Mama: Cookstar. Office Create Corporation is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Mediation has been postponed. Office Create Corporation has filed an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKeM seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended Answer insofar as any new claims pertain to COKeM directly on March 12, 2025. The Amended Complaint is now seeking damages in excess of $35MM. The court did schedule a settlement conference for August 11, 2025 but Office Create Corporation cancelled it with no new date scheduled. COKeM has offered a settlement amount of $330,000 which has been rejected by Office Create Corporation. COKeM believes that Office Create Corporation is relying on case law that has been overturned and precedent that is not-binding in the 8th Circuit. COKeM has some insurance coverage for this claim with CNA but the policy is capped at $2.5 million for all claims and also has to be shared with the VPPA class action claim(s) discussed below.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- On or about September 12, 2024, Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval, slated for December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval. The settlement was rejected and the court has mandated the parties initiate discovery with respect to third-party data collection. The Alliance parties have filed a reply memorandum in support of its motion to compel arbitration on April 28, 2025. The parties reached a settlement on June 12, 2025, whereby COKeM will pay to the class a settlement amount of $1.577MM and COKeM’s insurance carrier CNA has approved to cover their part of the settlement amount. COKeM will have an estimated receivable of $1.377M. The company had accrued for the liability and the receivables from CNA on the balance sheet for the fiscal year ended June 30, 2025. The settlement approval before the court is pending and is expected to be ruled on in late October/early November 2025.

McConigle v. Alliance/DirectToU, LLC: On December 29, 2024, McConigle filed a class action lawsuit against the Company in the United States District Court for the Southern District of Florida (Case No. 0:24-cv-62443-DSL), alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (“TCPA”). On August 8, 2025, subsequent to year-end, the parties entered into a settlement agreement for $70,000. The Company did not record an accrual for this matter as of June 30, 2025, as the amount was not considered material to the consolidated financial statements. The Company does not expect any further material impact from this matter.

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

Algomus v. Alliance: Alliance received a cease and desist notice from Algomus on July 24, 2025, alleging that Alliance breached a non-solicitation provision of a Master Services Agreement between the parties when Alliance agreed to become the Category Advisor for Walmart. Alliance responded to the letter on August 8, 2025, asserting that Algomus’s position lacks merit. Alliance had been conducting business with Walmart prior to the Master Services Agreement, and Algomus and Walmart’s relationship is not governed by the language of the non-solicitation provision.

On June 9, 2025, Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors): Sparkle Pop has sued the Alliance entities in bankruptcy court alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid and subsequent termination of the Asset Purchase Agreement in the DCD bankruptcy matter. Alliance brought a motion to dismiss the original complaint with prejudice, but during the pendency of the motion plaintiff filed an Amended Complaint. Alliance will file a motion to dismiss the Amended Complaint shortly.

Note 13: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, LLC, a customer owned by the principal stockholders of Alliance, effective from February 1, 2023, through March 31, 2028. At that time, the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. During the year ending June 30, 2025, and 2024, Alliance had distribution revenue of $0 and $0.25 million, respectively.

During the fiscal year ended June 30, 2025, and 2024, the Company had sales to GameFly LLC, owned by the Company’s shareholders, of $2.7 million and $8.4 million, respectively.

As of June 30, 2025, and June 30, 2024, the Company had receivables from GameFly of $0.20 million and $1.8 million, respectively, recorded within other receivables, net, on the consolidated balance sheets.

During the year ended June 30, 2024, the Company repaid $0.50 million of outstanding promissory notes to two former Adara shareholders to fund operating costs. These interest-free notes were due for payment at the earlier of the Merger’s closing of February 10, 2023.

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

During the years ended June 30, 2025 and 2025, Alliance incurred costs with MVP Logistics, LLC, in the amount of $0 and $1.0 million, respectively, for freight shipping fees, transportation costs, warehouse distribution, and 3PL management services (for Arcades) at the Santa Fe Springs, California and South Gate, California distribution facilities.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. On August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14th, with a borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of June 30, 2025, the outstanding balance on the Ogilvie Loan was $10 million. The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.5%. Interest expenses for the fiscal years ended June 30, 2025, and June 30, 2024, were $1.0 million each. The interest rate as of June 30, 2025, and 2024, was 9.8% and 10.8% respectively.

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

Under the terms of the agreement, BDCP provided financial advisory services, including the review of confidential information, identification and engagement of potential transaction parties, and assistance with investor presentations. During the fiscal year ended June 30, 2025, the Company did not incur any related party fees with BDCP. For the fiscal year ended June 30, 2024, the Company paid BDCP approximately $1.8 million, which included an advisory fee equal to 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

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

On the balance sheet, operating leases are reflected in “Operating Lease Right-of-Use Assets, Net,” “Current Portion of Operating Lease Obligations,” and “Operating Lease Obligations, Non-Current.” Finance leases are included under “Property & Equipment, Net,” “Current Portion of Finance Lease Obligations,” and “Finance Lease Obligations, Non-Current.

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

Components of lease expense were as follows for the years ended June 30, 2025, and 2024:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Lease Cost ($ in thousands)
Finance Lease Cost:
Amortization of Right of Use Assets	$1,581	$183
Interest on lease liabilities	492	4
Operating Lease Cost	4,292	3,779
Short - Term Lease Cost	79	73
Variable Lease Cost	1,117	2,273
Total Lease Cost	$7,561	$6,312

Other Information ($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$-	$5
Operating cash flows from operating leases	$3,112	$4,080
Financing cash flows from finance leases	$2,870	$196

Right of use assets obtained in exchange for new finance lease liabilities	-	7,853
Right of use assets obtained in exchange for new operating lease liabilities	$-	$21,900
Net Right of use asset remeasurement	-	(9)

Weighted average remaining lease term - finance leases (in Years)	1.58	0.28
Weighted average remaining lease term - operating leases (in Years)	5.52	6.50
Weighted average discount rate - finance leases	7.08%	3.33%
Weighted average discount rate - operating leases	5.69%	5.68%

Maturities of operating and finance lease liabilities as of June 30, 2025 are as follows:

($ in thousands)	Operating Leases	Finance Leases
2026	$4,223	$3,340
2027	4,154	1,987
2028	4,232	-
2029	4,352	-
2030	4,493	-
Thereafter	2,680	-
Total Lease Payments	24,134	5,327
Less Imputed Interest	(3,473)	(321)
Present Value Obligation	20,661	5,006
Short-term Liability	3,229	3,075
Total	$17,432	$1,931

Finance ROU leases are recorded in Property and Equipment, net on the consolidated balance sheets.

	June 30, 2025	June 30, 2024
Cost	13,831	13,831
Additions	10	-
Accumulated Depreciation	(3,403)	(1,843)
Net Book Value	10,438	11,988

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

Up to 60 million additional Class E shares may be issued to the Legacy Alliance shareholders at no cost based on future performance of the company’s stock price, and 9.9 million warrants (Class A) that can be exercised for common shares at $11.50 per share (See Note 20). The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors, in its discretion, may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. As of June 30, 2025, and 2024, 101,300 and 463,800 shares, respectively, were awarded under the 2023 Plan.

Note 16: Asset Purchase

On December 17, 2024, the Company completed an asset purchase from Bensussen Deutsch & Associates, LLC, “an unrelated third party” for a total cash consideration to the seller of $7,551,000. The asset purchase included inventory, tooling equipment, and a trademark.

The allocation of the purchase price was as follows:

($ in thousands)

Inventory	$753
Property and Equipment, tooling	124
Prepaid Assets	2
Accrued Liability	(25)
Total Identifiable net assets (liabilities)	854
Intangible assets (Trademark) (including capitalized costs)	6,800
Total Purchase Price (allocated)	$7,654
Total Cash Consideration Paid to Seller	$7,551
Capitalized Acquisition Costs (Legal and Shipping fees)	103

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

Note 17: Reclassification of Private Warrants to Public Warrants

Reclassification from Liability to Equity

During the fiscal year ended June 30, 2025, certain shareholders of the Company sold private warrants to third parties who were not deemed “permitted transferees” under the terms of the Warrant Agreement. In accordance with the Warrant Agreement, upon such a sale, the private warrants became subject to the same redemption provisions as the Company’s public warrants.

As a result of this change in terms, the affected warrants, which had previously been accounted for as a liability, were reclassified to equity. Accordingly, the Company reclassified approximately 769,000 warrants with a carrying value of $0.5 million from warrant liabilities to Paid-in Capital during fiscal 2025. This reclassification had no impact on the Company’s consolidated statements of income and comprehensive income or cash flows. Prior period balances were not restated (See Note 20).

Note 18: Stock-Based Compensation:

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

Number of RSAs
Outstanding as of June 30, 2023	459,200
Vested	(449,000)
Forfeited	(10,200)
Outstanding as of June 30, 2024	-
Granted	101,300
Vested	-
Forfeited	-
Outstanding as of June 30, 2025	101,300

In connection with awards granted, the Company recognized $0.05 million and $1.4 million in stock-based compensation during the years ended June 30, 2025, and 2024, respectively.

No restricted stock vested during the year ended June 30, 2025. The total fair value of restricted stock that vested during the year ended June 30, 2024, was $1.4 million.

Note 19: Impact of Warrant Liabilities on Earnings Per Share (EPS)

Certain outstanding warrants issued by the Company are classified as liabilities in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, due to specific terms that require them to be remeasured at fair value at each reporting date. Changes in fair value are recognized as a non-cash gain or loss in the consolidated statements of income and comprehensive income, which resulted in fluctuations in the Company’s reported net income and earnings per share (EPS).

During the fiscal year ended June 30, 2025, and 2024, the Company recorded a loss of $0.9 million, and a loss of $0.04 million, respectively, related to the fair value measurement of warrant liabilities, primarily due to changes in the market price of our common stock and the volatility assumptions used in the valuation model.

The fair value of the warrant liabilities at June 30, 2025, and 2024, was $0.6 million and $0.2 million, respectively, and is recorded under warrant liabilities on the consolidated balance sheets.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 21 – Fair Value.

Note 20: Warrants

As a result of the Merger, at June 30, 2025 and 2024, there were 5,750,000 Public Warrants , 4,120,000 Private Placement Warrants and 50,090 Representatives Warrants issued and outstanding, each exercisable for one share of Class A Common Stock with an exercise price of $11.50 (the “Warrants”).

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

Note 21: Fair Value

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

As of June 30, 2025 and 2024, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2025, and 2024, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2025, and 2024 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	June 30,	June 30,
	2025	2024
Stock Price	$3.77	$3.00
Exercise price per share	$11.50	$11.50
Risk-free interest rate	3.63%	4.41%
Expected term (years)	2.62	3.6
Expected volatility	47.1%	36.0%
Expected dividend yield	-	—

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

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$646	$-	$-	$646

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$247	$—	$—	$247

The table below presents the change in the number and fair value of the Private and Representative Warrants since the Merger on June 30, 2025 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2023	4,120,000	$203	50,090	$3	4,170,090	$206
Exercised	-	-	-	-	-	-
Change in value	-	$41	-	-	-	41
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Classification change from Private to Public	(763,233)	-	(6,750)	-	(769,083)	(454)
Change in value	-	394	-	5	-	853
June 30, 2025	3,356,767	$638	43,340	$8	3,401,007	$646

Note 22 – Issuance of Common Stock

During the fiscal year ended June 30, 2024, the Company sold 1,335,000 shares of its Class A common stock at a price of $3.00 per share, generating gross proceeds of approximately $4.0 million. After deducting underwriting discounts, offering expenses, and representative warrants, net proceeds were approximately $2.1 million. No shares were issued during the fiscal year ended June 30, 2025.

Note 23: Subsequent Events

The Company has evaluated subsequent events through September 10, 2025, the date the consolidated financial statements were issued, and determined that there are no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

