Form 10-Q
period 2025-09-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2025-11-12
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, 50,957,370 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

[1]	The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share amounts)	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$3,223	$1,236
Trade Receivables, Net of Allowance for Credit Losses of $890 and $867, respectively	94,190	95,027
Inventory, Net	121,728	102,848
Other Current Assets	23,091	19,021
Total Current Assets	242,232	218,132
Property and Equipment, Net	11,188	11,291
Operating Lease Right-of-Use Assets, Net	18,435	19,214
Goodwill	89,116	89,116
Intangibles, Net	17,631	18,475
Other Long-Term Assets	178	789
Deferred Tax Asset, Net	4,211	4,211
Total Assets	$382,991	$361,228
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$173,845	$155,300
Accrued Expenses	7,203	9,548
Current Portion of Operating Lease Obligations	3,268	3,229
Current Portion of Finance Lease Obligations	3,133	3,075
Contingent Liability	1,577	1,577
Total Current Liabilities	189,026	172,729
Revolving Credit Facility, Net	55,951	55,268
Finance Lease Obligation, Non- Current	1,127	1,931
Operating Lease Obligations, Non-Current	16,651	17,432
Shareholder Loan (subordinated), Non-Current	10,000	10,000
Warrant Liability	2,109	646
Total Liabilities	274,864	258,006
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of September 30, 2025, and June 30, 2025	-	—
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at September 30, 2025, and at June 30, 2025; Issued and Outstanding 50,957,370 Shares as of September 30, 2025, and June 30, 2025	5	5
Paid In Capital	48,595	48,570
Accumulated Other Comprehensive Loss	(76)	(76)
Retained Earnings	59,603	54,723
Total Stockholders’ Equity	108,127	103,222
Total Liabilities and Stockholders’ Equity	$382,991	$361,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
($ in thousands except share and per share amounts)	September 30, 2025	September 30, 2024
Net Revenues	$253,974	$228,990
Cost of Revenues (excluding depreciation and amortization)	216,793	203,455
Operating Expenses
Distribution and Fulfillment Expense	9,920	9,018
Selling, General and Administrative Expense	15,078	13,104
Depreciation and Amortization	1,286	1,258
Transaction Costs	370	-
Restructuring Cost	-	50
Gain on Disposal of Fixed Assets	(20)	(15)
Total Operating Expenses	26,634	23,415
Operating Income	10,547	2,120
Other Expenses
Interest Expense	2,347	2,839
Change in Fair Value of Warrants	1,462	41
Total Other Expenses	3,809	2,880
Income (Loss) Before Income Tax Expense (Benefit)	6,738	(760)
Income Tax Expense (Benefit)	1,858	(1,157)
Net Income	$4,880	$397
Net Income per Share – Basic and Diluted	$0.10	$0.01
Weighted Average Common Shares Outstanding – Basic	50,957,370	50,957,370
Weighted Average Common Shares Outstanding – Diluted	50,996,141	50,965,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2025 (unaudited)

($ in thousands)	Common Stock Shares Issued and Outstanding	Par Value	Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at June 30, 2025	50,957,370	$5	$48,570	$(76)	$54,723	$103,222
Stock-based Compensation Expense	-	-	25	-	-	25
Net Income	-	-	-	-	4,880	4,880
Balances at September 30, 2025	50,957,370	$5	$48,595	$(76)	$59,603	$108,127

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2024 (unaudited)

	Common Stock Shares		Paid In	Accumulated Other Comprehensive	Retained
($ in thousands)	Issued	Par Value	Capital	Loss	Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Net Income		-	-	-	397	397
Balances at September 30, 2024	50,957,370	$5	$48,058	$(79)	$40,042	$88,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net Income	$4,880	$397
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation of Property and Equipment	442	426
Amortization of Intangible Assets	844	832
Amortization of Deferred Financing Costs (Included in Interest Expense)	351	351
Allowance for Credit Losses	79	302
Change in Fair Value of Warrants	1,462	41
Deferred Income Taxes	-	(967)
Non-cash lease expense	779	750
Stock-based Compensation Expense	25	—
Gain on Disposal of Fixed Assets	(20)	(15)
Changes in Assets and Liabilities
Trade Receivables	758	(10,356)
Inventory	(18,880)	(41,060)
Income Taxes Payable\Receivable	1,516	(424)
Operating Lease Right-of-Use Assets
Operating Lease Obligations	(742)	(1,176)
Other Assets	(3,459)	(486)
Accounts Payable	18,545	43,032
Accrued Expenses and Contingent Liability	(3,860)	(3,284)
Net Cash Provided by (Used in) Operating Activities	2,720	(11,637)
Cash Flows from Investing Activities:
Capital Expenditures	(345)	(10)
Cash Inflow from Asset Disposal	26	15
Net Cash (Used in) Provided by Investing Activities	(319)	5
Cash Flows from Financing Activities:
Payments on Financing Leases	(746)	(691)
Payments on Revolving Credit Facility	(234,317)	(201,660)
Borrowings on Revolving Credit Facility	234,699	217,144
Deferred Financing Cost	(50)	-
Net Cash (Used in) Provided by Financing Activities	(414)	14,793
Net Increase in Cash	1,987	3,161
Cash, Beginning of the Period	1,236	1,129
Cash, End of the Period	$3,223	$4,290
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$2,313	$2,975
Cash Paid for Income Taxes	$342	$234

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Note 1: Organization and Summary of Significant Accounting Policies

Alliance is a leading global wholesaler and distributor of physical media, entertainment products, hardware, and accessories across various platforms. Employing an established multi-channel strategy, Alliance operates as the vital link between renowned international manufacturers of entertainment content and top-tier retail partners both domestically and internationally. Additionally, Alliance manages a diverse portfolio of owned e-commerce brands through its DirectToU LLC division, catering to various entertainment and collectible markets. Alliance also provides state-of-the art warehousing and distribution technologies, operating systems and services that seamlessly enable entertainment product transactions to better serve customers directly or through our distribution affiliates.

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer (the “Merger”). The recapitalization has been retroactively reflected in all periods presented. The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding Class E contingent shares and warrant liabilities, as discussed further in Notes 16 and 21.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, stockholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K filed September 10, 2025. June 30, 2025, balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included therein.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Basis for Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of Alliance Entertainment Holding Corporation and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Liquidity

On December 21, 2023, the Company entered into a three-year credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility is a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Subsequent to the end of the quarter, on October 1, 2025, the Company refinanced its asset-based lending with White Oak Commercial Finance, LLC and entered into a new $120 million senior secured revolving credit facility with Bank of America, N.A. Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the credit facility, combined with these initiatives and the Company’s financial performance for the three months ended September 30, 2025, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

	Three Months Ended	Three Months Ended
Revenue	September 30, 2025	September 30, 2024
Customer #1	14.8%	17.4%
Customer #2	11.4%	13.5%
Customer #3	15.5%	10.5%

Receivables	September 30, 2025	June 30, 2025
Customer #1	40.9%	30.2%
Customer #2	*	13.1%

*	Less than 10%

	Three Months Ended	Three Months Ended
Purchases	September 30, 2025	September 30, 2024
Supplier #1	25.3%	20.4%
Supplier #2	*	12.0%
Supplier #3	11.1%	11.1%

*	Less than 10%

Payables	September 30, 2025	June 30, 2025
Supplier #1	18.6%	18.8%
Supplier #2	14.1%	*
Supplier #3	13.3%	12.9%

Accounting Pronouncements

Recently Issued and Adopted Accounting Pronouncements

In July 2025, the Company adopted Accounting Standards Update 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360), providing enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces clarifying disclosure requirements for financial instruments and derivatives. The adoption of ASU 2024-02 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In July 2025, the Company adopted Accounting Standards Update 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU clarifies how entities determine whether certain profits-interest or similar awards should be accounted for as stock-based compensation under ASC 718 or under other guidance. The amendments are intended to improve consistency and comparability in reporting such awards. The Company does not issue profits-interest or similar awards, and the adoption of ASU 2024-01 did not have a material impact on its consolidated financial statements.

Recently Issued but Not Yet Adopted Accounting Pronouncements

Accounting Standard Update 2024-03, In 2024, Income Statement Reporting Comprehensive Income. The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides guidance on the disaggregation of income statement expenses, aiming to enhance the transparency of financial reporting by requiring more detailed disclosures of expense categories. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements to determine the potential effect on its financial reporting and disclosures.

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

Note 2: Summary of Significant Accounting Policies

There have been no material changes or updates to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

The following table sets forth the computation of basic and diluted net earnings per share of Common Stock for the three months ended September 30, 2025, and 2024, respectively:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Net Income (in thousands)	$4,880	$397
Basic and diluted shares
Weighted-average Class A Common Stock outstanding (basic)	50,957,370	50,957,370
Weighted-average Class A Common Stock outstanding (diluted)	50,996,141	50,965,970
Income per share for Class A Common Stock
— Basic and Diluted	$0.10	$0.01

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met as of September 30, 2025, and June 30, 2025. For the three months ended September 30, 2025, and June 30, 2025 there are 9,920,000 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	September 30, 2025	June 30, 2025
Trade Receivables	$98,574	$100,799
Less:
Allowance for Credit Losses	(890)	(867)
Sales Returns Reserve	(2,294)	(2,257)
Customer Rebate and Discount Reserve	(1,200)	(2,648)
Total Allowances	(4,384)	(5,772)
Trade Receivables, Net	$94,190	$95,027

Allowance for Credit Losses Roll forward	September 30, 2025	June 30, 2025
($ in thousands)
Beginning Balance	(867)	(648)
Current Period Provision for Expected Credit Losses	(79)	(1,068)
Write-offs	58	861
Recoveries of Previously Written-off Accounts	(2)	(12)
Ending Balance	(890)	(867)

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	September 30, 2025	June 30, 2025
Inventory	$126,233	$108,590
Less: Reserves	(4,505)	(5,742)
Inventory, Net	$121,728	$102,848

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	September 30, 2025	June 30, 2025
Other Assets–Current
Prepaid Intellectual Property	$2,574	$2,786
Escrow Receivable	8,500	8,500
Insurance Receivable	1,377	1,377
Prepaid Insurance	119	377
Contract Acquisition receivable	6,300	2,342
Prepaid Catalogs	630	632
Prepaid Manufacturing Components	574	385
Prepaid Maintenance	607	1,041
Other Current Assets	239	-
Prepaid Molding	248	140
Prepaid Shipping Supplies	1,586	1,270
Prepaid Vault	321	154
Prepaid Royalties	16	17
Total Other Assets–Current	$23,091	$19,021

Other Long-Term Assets
Deposits	$178	$175
Income tax receivable	-	614
Total Other Long-Term Assets	$178	$789

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	September 30, 2025	June 30, 2025
Property and Equipment
Leasehold Improvements	$908	$908
Machinery and Equipment	30,473	30,624
Furniture and Fixtures	1,687	1,717
Capitalized Software	10,377	10,377
Equipment Under Finance Leases	12,488	12,488
Computer Equipment	1,757	1,757
Construction in Progress	388	43
	58,078	57,914
Less: Accumulated Depreciation and Amortization	(46,890)	(46,623)
Total Property and Equipment, Net	$11,188	$11,291

Depreciation Expense for the three months ended September 30, 2025, and 2024 was $0.4 million and $0.4 million, respectively.

Note 7: Goodwill and Intangibles, Net

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years.

($ in thousands)	September 30, 2025	June 30, 2025
Goodwill, Beginning Balance	$89,116	$89,116
Goodwill, Ending Balance	$89,116	$89,116

Intangibles, Net consists of the following at:

($in thousands)		September 30, 2025		June 30, 2025
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(74,342)	$3,658	(73,928)	$4,072
Contract Acquisition	$1,800	(270)	$1,530	(180)	$1,620
Tradename - HMBR	$6,800	-	$6,800	-	$6,800
Mecca Customer Relationships	$8,023	(6,537)	$1,486	(6,393)	$1,630
Customer List	$12,760	(8,603)	$4,157	(8,407)	$4,353
Total	$107,383	(89,752)	$17,631	(88,908)	$18,475

During the three months ending September 30, 2025, and 2024, the Company recorded amortization expense of $0.8 million and $0.8 million, respectively.

Expected amortization over the next five years and thereafter, as of September 30, 2025, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30,
Remaining in fiscal year 2026	$2,531
2027	3,326
2028	2,298
2029	1,019
2030	379
Thereafter	1,278
Total Expected Amortization	$10,831
Indefinite-lived Intangible asset	6,800
Total Intangible Assets	$17,631

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	September 30, 2025	June 30, 2025
Marketing Funds Accruals	$2,685	$4,870
Payroll and Payroll Tax Accruals	1,455	1,690
Accruals for Other Expenses	2,263	1,688
Accrued Contract Liability	800	1,300
Total Accrued Expenses	$7,203	$9,548

Note 9: Revolving Credit Facility

On December 21, 2023, the Company entered into a credit facility with White Oak Commercial Finance, LLC, which will mature on December 21, 2026. The facility is a $120 million asset-based revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit facility bear interest at the 30-day SOFR rate, subject to a floor of 2%, plus a margin ranging from 4.00% to 4.25%, depending on the Company’s utilization and consolidated fixed charge coverage ratio. The 30-day SOFR rates as of September 30, 2025, and June 30, 2025, were 4.14% and 4.35%, respectively. The effective interest rates at September 30, 2025, and September 30, 2024, were 8.39% and 9.20%, respectively.

On June 30, 2025, the Company entered into an amendment to its Credit Facility with White Oak, which reduced the applicable interest rate margin from a range of 4.5% – 4.75% to a range of 4.0% – 4.25%, effective immediately.

If the Company reduces or terminates the commitments under the Revolving Credit Facility before its maturity, it would have incurred an early termination fee of 1% if done between December 21, 2024, and August 21, 2025. As of August 21, 2025, the Company was no longer subject to any early termination fees.

Availability under the Revolving Credit Facility is determined by the Company’s borrowing base calculation, as defined in the credit agreement relating to this facility. The Company also incurs a commitment fee of 0.25% for unused credit line with fees three months ending September 30, 2025, and September 30, 2024, of $0.06 million and $0.05 million, respectively. Availability as of September 30, 2025, was approximately $61 million with an outstanding revolver balance of approximately $58 million. Availability as of June 30, 2025, was $54 million with an outstanding revolver balance of $57 million.

The maximum borrowings under the Revolving Credit Facility are determined by a formula based on eligible accounts receivable and inventory, subject to lender discretion. The facility includes standard representations and warranties, events of default, and financial reporting requirements, including maintaining a fixed charge coverage ratio of at least 1.1 to 1.0 on a trailing twelve-month basis. The facility also imposes covenants restricting the Company’s ability to incur additional indebtedness, grant liens, pay dividends, make unpermitted investments, or materially change its business operations. The facility is secured by a first-priority security interest in the Company’s and its subsidiaries’ cash, accounts receivable, inventory and related assets.

The Company was in compliance with its covenants as of September 30, 2025, and June 30, 2025. Revolving Credit Facility, net consists of the following at:

($ in thousands)	September 30, 2025	June 30, 2025
Outstanding Balance	$57,639	$57,257
Less: Deferred Finance Costs	(1,688)	(1,988)
Revolving Credit Facility, Net	$55,951	$55,269

During the three months ending September 30, 2025, and 2024, the Company had interest expenses of $1.6 million and $2.8 million, respectively, and amortization of deferred finance costs of $0.4 million and $0.4 million, respectively.

Note 10: Employee Benefits Company Health Plans

During the year ended June 30, 2025, the Company transitioned its health insurance coverage from a self-funded model to an Individual Coverage Health Reimbursement Arrangement (“ICHRA”), which eliminates the Company’s exposure to self-insured medical and dental claims; therefore, no similar liabilities are expected under the current plan structure. As a result, the self-insured medical plans (including both PPO and HDHP options) under the Alliance Health & Benefits Plan (“AHBP”) were terminated. Under the ICHRA model, the Company reimburses employees and executive officers for individual health insurance premiums, with contribution levels varying based on coverage tiers.

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

As of September 30, 2025, and June 30, 2025, the Company had no remaining liability related to the terminated self-insured medical plans, as the previously accrued estimated run-out exposure was fully settled during the first quarter of fiscal 2026.

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

During the three months ended September 30, 2025, and 2024, the Company contributed $0.15 million and $0.18 million, respectively, to the Plan

Note 11: Segment Information

Management performed an assessment of the Company’s operating segments in accordance with ASC 280-10-50-1 through 50-9. Based on this evaluation, the Company determined that it operates as a single operating segment, which is also its sole reportable segment. Segment revenue is derived from the sale of distribution of pre-recorded music, video movies, video games and related accessories, and merchandising. This conclusion is consistent with prior periods.

The Company’s Chief Executive Officer and Chairman are the Chief Operating Decision Makers (“CODM”) and review financial performance and make resource allocation decisions at the consolidated entity level. The CODM utilizes net income, prepared in accordance with U.S. GAAP, to evaluate financial performance, monitor variances against budget and forecast, and guide strategic decisions. Segment assets are reported as consolidated assets on the Company’s condensed consolidated balance sheet.

Significant expense categories regularly reviewed by the CODM include:

●	Cost of Revenues (excluding depreciation and Amortization)
●	Distribution and Fulfillment Expense
●	Sales and Marketing

Other Segment Items:

Other segment items include expenses that are part of segment profit or loss but are not classified as significant segment expenses. These include:

●	General and Administrative Expense
●	Technology Expense
●	Interest Expense
●	Income Tax Expense

The following table presents segment revenue, net income, and the significant segment expenses for the Company’s single reportable segment for the three months ended September 30, 2025, and 2024:

Reconciliation to Consolidated Net Income:

($ in thousands)	Three months ended September 30, 2025	Three months ended September 30, 2024
Net Revenues	$253,974	$228,990
Cost of Revenues (excluding depreciation and Amortization)	216,793	203,455
Distribution and Fulfillment Expense	9,920	9,018
Sales and Marketing	7,699	6,217
Other Segment items*	14,682	9,903
Net income	$4,880	$397

*	Other segment items include interest expense, income tax expense, general and administrative expenses, and technology expenses, which are reported separately on the condensed consolidated statements of operations.

Note 12: Income Taxes

The effective tax rate was 28% and 152% for the three months ended September 30, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the three months ended September 30, 2025, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and fair value adjustments related to the Company’s warrant liability. The difference between the Company’s effective tax rate for the three months ended September 30, 2024, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and one immaterial discrete item from a one-time adjustment for out of measurement period for deferred tax liability from software costs.

Note 13: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of September 30, 2025, and June 30, 2025.

Litigation, Claims and Assessments

We are exposed to claims and litigations of varying degrees arising in the ordinary course of business and use various methods to resolve these matters. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition.

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

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged distribution of a specific video game, Cooking Mama: Cookstar. Office Create Corporation is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Mediation has been postponed. Office Create Corporation has filed an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKeM seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended answer insofar as any new claims pertain to COKeM directly on March 12, 2025. The Amended Complaint is now seeking damages in excess of $35 million. The court did schedule a settlement conference for August 11, 2025 but Office Create Corporation cancelled it with no new date scheduled. COKeM has offered a settlement amount of $330,000 which has been rejected by Office Create Corporation. COKeM believes that Office Create Corporation is relying on case law that has been overturned and precedent that is not-binding in the 8th Circuit court. COKeM has some insurance coverage for this claim with their insurance carrier, CNA but the policy is capped at $2.5 million for all claims and also has to be shared with the VPPA class action claim(s) discussed below.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- On or about September 12, 2024, Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval, slated for December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval. The settlement was rejected by the court and the court has mandated the parties initiate discovery with respect to third-party data collection. The Alliance parties have filed a reply memorandum in support of its motion to compel arbitration on April 28, 2025. The parties reached a new settlement on June 12, 2025, whereby COKeM will pay to the class a settlement amount of $1.577 million and COKeM’s insurance carrier CNA has approved to cover their part of the settlement amount. COKeM will have an estimated receivable of $1.377 million. The Company had accrued for the liability and the receivables from CNA on the balance sheet for the three months ending September 30, 2025. The court granted preliminary approval of the settlement in October 2025.

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

Algomus v. Alliance: Alliance received a cease and desist notice from Algomus on July 24, 2025, alleging that Alliance breached a non-solicitation provision of a Master Services Agreement between the parties when Alliance agreed to become the Category Advisor for Walmart. Alliance responded to the letter on August 8, 2025, asserting that Algomus’s position lacks merit. Alliance had been conducting business with Walmart prior to the Master Services Agreement, and Algomus and Walmart’s relationship is not governed by the language of the non-solicitation provision. There has been no further litigation activity since the letter was issued.

On June 9, 2025, Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors “DCD”): Sparkle Pop has sued the Alliance entities in bankruptcy court alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid and subsequent termination of the Asset Purchase Agreement in the DCD bankruptcy matter. Alliance brought a motion to dismiss the original complaint with prejudice, but during the pendency of the motion plaintiff filed an Amended Complaint. Alliance has filed a motion to dismiss the Amended Complaint.

Note 14: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, Alliance entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, LLC, a customer owned by the principal stockholders of Alliance, effective from February 1, 2023, through March 31, 2028. At the end of such term, the Agreement continues indefinitely until either party provides the other party with six-month advance notice to terminate the Agreement. Alliance did not recognize any distribution revenue under this Agreement during the three months ended September 30, 2025, or 2024.

During the three months ended September 30, 2025, and 2024, the Company had sales to GameFly Holdings, LLC. of $0.87 million and $0, respectively.

As of September 30, 2025, and June 30, 2025, the Company had receivables, net from GameFly Holdings, LLC. of $0.66 million and $.50 million, respectively, recorded within other receivables, net, on the condensed consolidated balance sheets.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17 million line of credit (the “Ogilvie Loan”) with Bruce Ogilvie, a principal stockholder. Initial borrowings amounted to $10 million on that date, followed by an additional $5 million on July 10, 2023. These sums were repaid on July 26, 2023. On August 10, 2023, the Company accessed the Ogilvie Loan for the full $17 million, repaying $7 million on August 28, 2023. Further transactions occurred on September 14, 2023, with the Company borrowing of $7 million, repaid on September 28, 2023. On October 10, 2023, an additional $7 million was borrowed and repaid on October 18th, 2023. As of September 30, 2025, the outstanding balance on the Ogilvie Loan was $10 million. The Ogilvie Loan matures on December 22, 2026, and bears interest at the rate of the 30-day SOFR plus 5.0%. Interest expenses for the three months ended September 30, 2025, and 2024 were $0.24 million and $0.27 million, respectively. The interest rates as of September 30, 2025, and 2024, were 9.24% and 10.3%, respectively.

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

Under the terms of the agreement, BDCP provided financial advisory services, including the review of confidential information, identification and engagement of potential transaction parties, and assistance with investor presentations. During the three months ending September 30, 2025, and 2024, the Company did not incur any related party fees with BDCP. For the fiscal year ended June 30, 2024, the Company paid BDCP approximately $1.8 million, which included an advisory fee equal to 1.5% of the gross proceeds from transactions involving White Oak Commercial Finance, LLC.

Note 15: Leases

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

On the condensed consolidated condensed balance sheet, operating leases are reflected in “Operating Lease Right-of-Use Assets, Net,” “Current Portion of Operating Lease Obligations,” and “Operating Lease Obligations, Non-Current.” Finance leases are included under “Property & Equipment, Net,” “Current Portion of Finance Lease Obligations,” and “Finance Lease Obligations, Non-Current.

The extended lease term will result in continued amortization of the ROU asset over the remaining lease period, with the associated lease liabilities being remeasured in accordance with ASC 842, Leases. The Company will continue to amortize the ROU asset in line with the revised lease terms and conditions, reflecting the financial impact of the extension in future periods.

Components of lease expense were as follows for the three months ending September 30, 2025, and 2024:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Lease Cost ($ in thousands)
Finance Lease Cost:
Amortization of Right of Use Assets	$372	$18
Interest on lease liabilities	89	—
Operating Lease Cost	1,064	1,061
Short - Term Lease Cost	21	11
Variable Lease Cost	284	240
Total Lease Cost	$1,830	$1,330

Other Information ($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$-	$0.1
Operating cash flows from operating leases	$1,027	$798
Financing cash flows from finance leases	$746	$19

Right of use assets obtained in exchange for new finance lease liabilities	$-	$7,161
Right of use assets obtained in exchange for new operating lease liabilities	$-	$-
Net Right of use asset remeasurement	-	-

Weighted average remaining lease term - finance leases (in Years)	1.33	0.1
Weighted average remaining lease term - operating leases (in Years)	5.68	6.3
Weighted average discount rate - finance leases	7.06%	3.1%
Weighted average discount rate - operating leases	5.28%	5.7%

Maturities of operating and finance lease liabilities as of September 30, 2025 are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2026	$3,196	$2,505
2027	4,154	1,987
2028	4,232	-
2029	4,352	-
2030	4,494	-
Thereafter	2,679	-
Total Lease Payments	23,107	4,492
Less Imputed Interest	(3,188)	(232)
Present Value Obligation	19,919	4,260
Short-term Liability	3,268	3,133
Total	$16,651	$1,127

Finance ROU leases are recorded in Property and Equipment, net on the condensed consolidated balance sheets.

	September 30, 2025	June 30, 2025
Cost	$13,841	$13,831
Additions	-	10
Accumulated Depreciation	(3,775)	(3,403)
Net Book Value	$10,066	$10,438

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

Up to 60 million additional Class E shares may be issued to the Legacy Alliance shareholders at no cost based on future performance of the company’s stock price, and 9.9 million warrants (Class A) that can be exercised for common shares at $11.50 per share (See Note 21). The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

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

During the fiscal year ended June 30, 2023, the Company incurred total transaction costs of approximately $5.0 million, including legal, financial advisory and other professional fees related to the Merger, which was recorded as an expense as the transaction costs exceeded the proceeds received in the Merger.

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is cancelled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of September 30, 2025, 564,400 shares were awarded under the 2023 Plan.

Note 17: Asset Purchase

On December 17, 2024, the Company completed an asset purchase from Bensussen Deutsch & Associates, LLC, “an unrelated third party” for a total cash consideration to the seller of $7,551,000. The asset purchase included inventory, tooling equipment, and a trademark.

The allocation of the purchase price was as follows:

($ in thousands)

Inventory	$753
Property and Equipment, tooling	124
Prepaid Assets	2
Accrued Liability	(25)
Total Identifiable net assets (liabilities)	854
Intangible assets (Trademark) (including capitalized costs)	6,800
Total Purchase Price (allocated)	$7,654
Total Cash Consideration Paid to Seller	$7,551
Capitalized Acquisition Costs (Legal and Shipping fees)	103

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

For the three months ended September 30, 2025, and 2024, there was no impairment recorded.

Inventory was recorded at its estimated fair value on the acquisition date and is expected to be sold within 18 months. Acquisition-related costs of $103 thousand, consisting of capitalized legal and shipping fees, included in the value of the intangible asset in accordance with ASC 805 -50-30-1. As a result, the total allocated purchase price, including capitalized costs, is $7.7 million.

Note 18: Reclassification of Private Warrants to Public Warrants

Reclassification from Liability to Equity

During the fiscal year ended June 30, 2025, certain shareholders of the Company sold private warrants to third parties who were not deemed “permitted transferees” under the terms of the Warrant Agreement. In accordance with the Warrant Agreement, upon such a sale, the private warrants became subject to the same redemption provisions as the Company’s public warrants.

As a result of this change in terms, the affected warrants, which had previously been accounted for as a liability, were reclassified to equity. Accordingly, the Company reclassified approximately 769,000 warrants with a carrying value of $0.5 million from warrant liabilities to paid-in capital during fiscal 2025. This reclassification had no impact on the Company’s condensed consolidated statements of operations or cash flows. Prior period balances were not restated (See Note 21).

Note 19: Stock-Based Compensation:

As part of the Merger on February 10, 2023, 600,000 shares were authorized for a one-time employee stock plan. The compensation committee approved 463,800 shares of restricted stock awards to employees on June 15, 2023. The shares fully vest on October 4, 2023. The company does not have an annual stock-based compensation plan.

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

In connection with awards granted, the Company recognized $0.03 million and $0 in stock-based compensation during the three months ending September 30, 2025, and September 30, 2024, respectively.

Note 20: Impact of Warrant Liabilities on Earnings Per Share (EPS)

Certain outstanding warrants issued by the Company are classified as liabilities in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, due to specific terms that require them to be remeasured at fair value at each reporting date. Changes in fair value are recognized as a non-cash gain or loss in the condensed consolidated statements of operations, which resulted in fluctuations in the Company’s reported net income and earnings per share (EPS).

During the three months ending September 30, 2025, and 2024, the Company recorded a loss of $1.5 million and a loss of $0.04 million, respectively, related to the fair value measurement of warrant liabilities, primarily due to changes in the market price of our common stock and the volatility assumptions used in the valuation model.

The fair value of the warrant liabilities at September 30, 2025, and June 30, 2025, was $2.1 million and $0.6 million, respectively, and is recorded under warrant liabilities on the condensed consolidated balance sheets.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised, transferred to public warrants or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 22 – Fair Value.

Note 21: Warrants

At September 30, 2025, and June 30, 2025, there were 6,519,083 Public Warrants, 3,357,667 Private Placement Warrants, and 43,340 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

Public Warrants:

The Public Warrants qualify for the derivative scope exception under ASC 815 and are therefore classified as equity on the consolidated balance sheets. They may only be exercised for a whole number of shares. The Public Warrants are currently exercisable at $11.50 per share and will expire five years after the completion of the Merger or earlier upon redemption or liquidation. The Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part.

●	at a price of $0.01 per Public Warrant.

●	upon not less than 30 days’ prior written notice of redemption after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period commencing once the Public Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right.

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

Private Placement Warrants:

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering but are classified as liabilities on the condensed consolidated balance sheet as they are not considered indexed to the company’s own stock. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants as described above.

Representative Warrants

The Company issued Representative Warrants, for minimal consideration to ThinkEquity, a division of Fordham Financial Management, Inc. (and/or its designees), in a private placement simultaneously with the closing of Alliance’s initial public offering, which are also classified as liabilities on the condensed consolidated balance sheet. The Representative Warrants are identical to the Private Warrants except that so long as the Representative Warrants are held by ThinkEquity (and/or its designees) or its permitted transferees, the Representative Warrants (i) will not be redeemable by the Company, (ii) may be exercised by the holders on a cashless basis, (iii) are entitled to registration rights and (iv) are not exercisable more than five years from the effective date of the Merger.

Note 22: Fair Value

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

As of September 30, 2025 and June 30, 2025, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of September 30, 2025, and June 30, 2025, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of September 30, 2025, and June 30, 2025 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	September 30,	June 30,
	2025	2025
Stock Price	$6.81	$3.77
Exercise price per share	$11.50	$11.50
Risk-free interest rate	3.54%	3.63%
Expected term (years)	2.36	2.62
Expected volatility	37.7%	47.1%
Expected dividend yield	-	—

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

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$2,109	$-	$-	$2,109

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$646	$—	$—	$646

The table below presents the change in the number and fair value of the Private and Representative Warrants for the period ended September 30, 2025, and September 30, 2024 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2025	3,356,767	$638	43,340	$8	3,401,007	$646
Exercised	-	-	-	-	-	-
Change in value	-	1,444	-	19	-	1,463
September 30, 2025	3,356,767	$2,082	43,340	$27	3,401,007	$2,109

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Change in value	-	41	-	-	-	41
September 30, 2024	4,120,000	$285	50,090	$3	4,170,090	$288

Note 23: Subsequent Events

On October 1, 2025, the Company refinanced its asset-based lending facility with White Oak Commercial Finance, LLC and entered into a new five year $120 million senior secured revolving credit facility with Bank of America, N.A. Borrowings under the Revolving Credit Facility bear interest at, at the Company’s option, (i) a base rate (the greatest of (a) the Bank of America, N.A. prime rate, (b) the federal funds effective rate plus 0.50% or (c) the one-month term SOFR rate plus 1.0%), which shall not be less than 1.0%, plus a margin of 0.50% from the Effective Date until the end of March 2026 and 0.625% thereafter, or (ii) (x) the one-month term SOFR rate, which shall not be less than 0.0% or (y) the daily simple SOFR rate, which shall not be less than 0.0%, in each case, plus a margin of 1.50% from the Effective Date until the end of March 2026 and 1.625% thereafter. The agreement includes certain covenants, including financial maintenance provisions and reporting requirements.

Proceeds from the initial borrowings were used to repay in full all outstanding obligations under the Company’s prior credit facility with White Oak Commercial Finance, LLC and to fully repay the $10 million subordinated loan from the Bruce Ogilvie, Jr. Trust dated January 20, 1994. These repayments extinguished all related obligations, and no prepayment penalties or termination fees were incurred. Additional details regarding this transaction are included in the Company’s Current Report on Form 8-K filed October 2, 2025.

Management evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that, other than the refinancing described above, no other subsequent events required adjustment to or disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective for the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is to provide information the Company’s management team believes is necessary to achieve an understanding of its financial condition and the results of business operations with particular emphasis on the Company’s future and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended June 30, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2025.

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

Alliance is a leading global wholesaler and distributor of physical media, entertainment products, hardware, and accessories across various platforms. Employing an established multi-channel strategy, Alliance operates as the vital link between renowned international manufacturers of entertainment content and top-tier retail partners both domestically and internationally. With premier suppliers such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Ubisoft, Square Enix, and others, Alliance maintains in-stock inventory of over 340,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, and collectibles. Combined with exclusive content from AMPED Distribution and Distribution Solutions, Alliance Entertainment serves as a valued added wholesale distributor, direct-to-consumer (“DTC”) distributor and e-commerce provider to notable partners including industry leaders like Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, Shopify, and others. Currently, the company sells its products, permitted for export, to more than 70 countries worldwide.

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

Macroeconomic Uncertainties

Unfavourable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. Alliance has navigated significant macroeconomic challenges in recent years, including inflation, the U.S. Federal Reserve interest rates, and the Russia-Ukraine war and Middle East conflicts have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended September 30, 2025, Compared to Three Months Ended

September 30, 2024

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2025	September 30, 2024
Net Revenues	$253,974	$228,990
Cost of Revenues (excluding depreciation and amortization)	216,793	203,455
Operating Expenses
Distribution and Fulfillment Expense	9,920	9,018
Selling, General and Administrative Expense	15,078	13,104
Depreciation and Amortization Expense	1,286	1,258
Transaction Costs	370	-
Restructuring Costs	-	50
Gain on Disposal of Fixed Assets	(20)	(15)
Total Operating Expenses	$26,634	$23,415
Operating Income	10,547	2,120
Other Expenses
Change in Fair Value of Warrants	1,462	41
Interest Expense	2,347	2,839
Total Other Expenses	3,809	2,880
Income Before Income Tax Expense (Benefit)	6,738	(760)
Income Tax Expense (Benefit)	1,858	(1,157)
Net Income	$4,880	$397

Net Revenue: Year over year, total net revenues increased from $229 million to $254 million (+$25 million, +11%) for the three months ended September 30, 2025. Alliance Entertainment is a recognized leader in the entertainment industry, excelling in the licensing, production, and distribution of a diverse range of entertainment products and content, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, our extensive portfolio of unique content, combined with our deep inventory, enables us to service bulk business-to-business (B2B) and direct-to-consumer (DTC) channels with a vast selection of products unavailable through other distributors. . Our recent acquisition of Handmade by Robots and the Paramount licensing contract further enhance our portfolio of exclusive content. The resulting sales from these partnerships now contribute nearly 13% of the Company’s total gross revenue. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 33% of gross revenue for the three months ended September 30, 2025.

Year over year, vinyl record sales increased from $70.5 million to $75.8 million (+$5.3 million, +7.6%) for the three months ending September 30, 2025. This growth was driven by an 8.3% increase in sales volume, partly offset by a 0.7% reduction in the average selling price. The modest decline in pricing was outweighed by higher unit demand, resulting in overall revenue growth of 7.6%. The increase in vinyl record revenue reflects continued consumer demand for physical music formats, particularly among collectors and enthusiasts seeking premium and limited-edition releases. The higher sales volume was driven by strong new release activity, expanded retail distribution, and the ongoing popularity of vinyl as a preferred format among both legacy and emerging artists.

Music Compact Disc (CD) sales declined modestly from $34.4 million to $33.9 million for the three months ended September 30, 2025, representing a decrease of $0.5 million or 1.4% year-over-year. The decrease was driven by a 5.2% drop in average selling price, partially offset by a 4.0% increase in unit volume. The modest decline reflects the continued shift toward streaming and digital formats, though demand for K-Pop titles and collectible editions helped support pricing and limit the overall revenue impact.

Physical movie sales, encompassing DVD, Blu-ray, and Ultra HD formats, rose from $52.9 million to $84.0 million (+$31.1 million, +58.7%) for the three months ended September 30, 2025, compared with the same period in the prior year. A 2.5% increase in average selling price, together with higher unit shipments, drove substantial year-over-year revenue growth. This strong performance reflects a consistent flow of theatrical releases and sustained consumer interest in premium formats such as 4K Ultra HD and collectible SteelBooks. The launch of a new exclusive content partnership earlier in the year further expanded our film portfolio, introducing several high-profile titles that bolstered both pricing leverage and in-store visibility. The continued shift toward premium, higher-margin content supported the improvement in average selling price and offset softness in lower-priced catalog products. Looking ahead, we expect this trend to persist as retailers emphasize curated, high-value selections and omnichannel strategies, positioning the Company to maintain growth momentum across its physical media segment.

For the quarter ended September 30, 2025, consumer products revenue, which includes both collectibles and electronics, rose from $7.3 million to $8.3 million (+$1.0 million, +14.4%) compared with the prior-year period. Within this category, Collectibles revenue grew from $4.8 million to $6.4 million (+$1.6 million, +31.9%). Although unit volume declined by 27.5%, the sharp 81.9% increase in average selling price more than offset that drop and drove the revenue advance. Following our acquisition of Handmade by Robots, completed in December 2024, we launched an enhanced pipeline of theatre and streaming-tie merchandise, positioning the business for increased collectible and merchandise sales and improved margins. The global collectibles market remains robust and projected steady growth. We continue to view collectibles as a key and profitable pillar of our entertainment-driven consumer products portfolio. Electronics revenue totalled $1.9 million, down from $2.4 million in the prior year ($0.5 million, 20%). The decline was primarily driven by a 34.2% reduction in average selling price, partially offset by a 21.6% increase in unit volume. The lower pricing reflects ongoing competitive pressures and changes in product mix, while the increase in volume suggests that demand remained relatively stable compared with the prior-year period.

Gaming product revenue declined from $57.1 million to $45.6 million (-$11.5 million, -20.2%), reflecting a broader slowdown in the gaming industry. Unit volume increased 42% year-over-year, while average selling price fell 43.8%, partly due to a pause in arcade hardware purchases following a reassessment of vendor partnerships, as well as limited hardware availability and delays in major game releases. Despite these factors, demand remains strong, with the market anticipating next-generation high-performance consoles. As a distributor of physical gaming products, we continue to adjust our offerings to align with consumer trends and maximize profitability, while monitoring potential supply challenges arising from market volatility and trade tensions with China.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $203 million to $217 million (+$13 million, +7%) year-over-year, reflecting the direct relationship between product costs and higher sales volume. Gross margin dollars rose $12 million, driven by both increased sales and improved margins. For the quarter ended September 30, 2025, gross margins expanded from 11.2% to 14.6% (+3.4 percentage points) compared with the same period of the prior year. This improvement was primarily supported by higher average selling prices and the successful launch of a new exclusive content partnership earlier this year. Additional factors contributing to margin expansion included enhanced inventory management and slight improvement of freight costs, which collectively strengthened overall profitability.

Operating Expenses: Total operating expenses for the quarter increased from $23.4 million to $26.6 million (+$3.2 million or +13.7%) and increased as a percentage of net revenue versus the same quarter prior year from 10.2% to 10.5%. Total Distribution and fulfillment expense increased from $9.0 million to $9.9 million (+$0.9 million, +10%) but remained consistent as a percentage of net revenue at 3.9% for the three months ended September 30, 2025, versus the same prior year period. We continue to invest in warehouse automation to reduce the need for total warehouse labor and utilize temporary labor forces to manage changes in demand. As a result, even though fulfillment payroll increased from $6.3 million to $6.4 million (+$0.1 million, 1.7%), it improved as a percentage of net revenue from 2.7% to 2.5% for the current quarter verses prior year. Average labor costs per hour were up approximately 3.0%, reflecting market conditions. The May 2024 consolidation of our Shakopee, Minnesota warehouse continues to drive cost savings and operational efficiencies through centralization.

We continue to identify and implement business-process changes aimed at improving overall efficiency and supporting long-term scalability, total selling, general, and administrative costs increased from $13.1 million to $15.1 million, a rise of $2.0 million or 15.1% year over year. This increase reflects strategic investments in infrastructure, technology, and personnel, including the addition of team members to support our new exclusive content partnership, all aimed at strengthening operational effectiveness and positioning the business for sustainable growth. Depreciation and Amortization remained consistent at $1.3 million for the quarter ended September 30, 2025, over the prior year period.

Interest Expense: For the three months ended September 30, 2025, total interest expense decreased from $2.8 million to $2.3 million (-$.5 million, -17.3%) versus the prior year period. This decline was primarily driven by a reduction in the average revolver balance from $81.2 million to $73.7 million (-$7.5 million, -9.4%) and a lower effective interest rate, which decreased from 9.9% to 8.4%.

Income Tax: For the three months ended September 30, 2025, an income tax expense of $1.9 million was recorded compared to a benefit of $1.2 million for the prior year period. Alliance reported a pretax income of $6.7 million for the three months ended September 30, 2025, versus a loss of $0.8 million for the three months ended September 30, 2024. The effective tax rate was 28% and 152% for the three months ended September 30, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the three months ended September 30, 2025, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and fair value adjustments related to the Company’s warrant liability. The difference between the Company’s effective tax rate for the three months ended September 30, 2024, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and one immaterial discrete item from a one-time adjustment for out of measurement period for deferred tax liability from software costs.

Non-GAAP Financial Measures: For the three months ended September 30, 2025, we had non-GAAP Adjusted EBITDA of approximately $12.2 million compared with Adjusted EBITDA of approximately $3.4 million in the prior year period, or a year-over-year improvement of $8.8 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; (iv) depreciation and amortization expense; and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2025	September 30, 2024
Net Income	$4,880	$397
Add back:
Interest Expense	2,347	2,839
Income Tax Expense (Benefit)	1,858	(1,157)
Depreciation and Amortization Expense	1,286	1,258
EBITDA	$10,371	$3,337
Adjustments
Stock-based Compensation Expense	25	-
Transaction Costs	370	-
Change In Fair Value of Warrants	1,462	41
Restructuring Cost	-	50
Gain on Disposal of Property and Equipment	(20)	(15)
Adjusted EBITDA	$12,208	$3,413

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On December 21, 2023, Alliance Entertainment Holding Corporation entered into a Loan and Security Agreement, providing for a three-year $120 million senior secured asset-based credit facility with White Oak Commercial Finance, LLC (the “Prior Credit Facility”). Subsequent to the end of the quarter, on October 1, 2025, the Company refinanced its asset-based lending with White Oak Commercial Finance, LLC and entered into a new $120 million senior secured revolving credit facility with Bank of America, N.A. (the “New Credit Facility”) Additionally, the Company has implemented certain strategic initiatives to reduce expenses and focus on the sale of higher margin products. As a result of the New Credit Facility, combined with these initiatives and the Company’s financial performance for the three months ended September 30, 2025, the Company has concluded that it has sufficient cash to fund its operations and obligations (from its cash on hand, operations, working capital and availability on the credit facility) for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are cash on-hand, cash provided by operating activities, and borrowings under our new credit facility. As of September 30, 2025, in addition to the $3.2 million of cash, we carried a $56 million revolver balance on the Prior Credit Facility. Year over year, we have converted accounts receivable and inventory to cash which was used to reduce the Prior Credit Facility balance from $88 million on September 30, 2024, to $58 million ($30 million or 35%) on September 30, 2025. As a result, our availability under the Prior Credit Facility increased from $32 million on September 30, 2024, to $61 million on September 30, 2025 ($29 million, 94%).

($in millions)	September 30, 2025	September 30, 2024
Revolver Balance	$58	$88
Availability	$61	$32

As of September 30, 2025, the Company intends to continue relying primarily on its borrowing capacity under the Current Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $2.40 as of May 12, 2025, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities, and liquidity needs.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements for the three months ended September 30, 2025, and 2024.

	Three Months Ended
($ in thousands)	September 30, 2025	September 30, 2024
Net Income	$4,880	$397
Net Cash Provided By (Used In):
Operating Activities	$2,720	$(11,637)
Investing Activities	$(319)	$5
Financing Activities	$(414)	$14,793

For the three months ended September 30, 2025, on net income of $4.9 million, the Company generated $2.7 million of cash from operating activities, compared to $11.6 million of cash used in the prior-year period. The year-over-year improvement was primarily driven by higher profitability and more efficient working capital management. Accounts payable increased by $18.6 million, compared to a $43.0 million increase in the prior year, reflecting more normalized purchasing activity and improved cash management practices following the prior year’s heavy build-up of inventory and supplier payments. Inventory increased by $18.9 million, versus a $41.1 million increase in the prior year period, largely due to the timing of inbound product shipments and inventory replenishment ahead of the holiday selling season. The more moderate inventory growth reflects improved forecasting, tighter purchasing controls, and a more balanced inventory position aligned with current demand levels.

Cash used in investing activities was $0.3 million for the three months ended September 30, 2025, compared to $0.1 million provided during the same period in the prior year. The variance primarily reflects increased capital expenditures related to facility improvements and warehouse automation, along with minor cash outflows from asset disposals as part of ongoing asset optimization efforts. No business acquisitions or contractual payments occurred during either period.

Net cash provided by financing activities totalled $0.4 million for the three months ended September 30, 2025, compared to $14.8 million in the prior-year period. Activity during the quarter primarily reflected borrowings and repayments under the Company’s previous revolving credit facility, which had net inflows of $0.4 million compared to $15.5 million in the prior year. The change reflects more stable working capital needs and improved cash generation from operations, resulting in lower reliance on external financing.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. The actual results could differ materially from these estimates.

No changes were made to the critical accounting estimates discussed in the 2025 Annual Report during the three months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, management concluded that the material weaknesses previously identified in prior periods were fully remediated as of June 30, 2025. The Company continues to monitor and enhance its internal control environment to support reliable financial reporting.

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

On June 6, 2024, Office Create Corporation filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged distribution of a specific video game, Cooking Mama: Cookstar. Office Create Corporation is seeking damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations. COKeM intends to vigorously defend the lawsuit. On September 12, 2024, COKeM filed a Third-Party Complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Mediation has been postponed. Office Create Corporation has filed an amended complaint impleading the former owner, chairman, CFO and SVP of Sales for COKeM seeking willful trademark infringement claims and civil conspiracy. Alliance filed an amended Answer insofar as any new claims pertain to COKeM directly on March 12, 2025. The Amended Complaint is now seeking damages in excess of $35 million. The court did schedule a settlement conference for August 11, 2025 but Office Create Corporation cancelled it with no new date scheduled. COKeM has offered a settlement amount of $330,000 which has been rejected by Office Create Corporation. COKeM believes that Office Create Corporation is relying on case law that has been overturned and precedent that is not-binding in the 8th Circuit court. COKeM has some insurance coverage for this claim with insurance carrier, CNA but the policy is capped at $2.5 million for all claims and also has to be shared with the VPPA class action claim(s) discussed below.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California; Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749.- On or about September 12, 2024, Jonathan Hoang To, who allegedly used the website www.deepdiscount.com; Douglas Feller and Jeffry Haise, who allegedly used the website www.ccvideo.com; Joseph Mull and Vivek Shah, who allegedly used the website www.moviesunlimited.com. The lawsuits also put at issue any other website owned or operated by Alliance Entertainment, LLC (“Alliance”) or one of its corporate affiliates, including the websites www.ccmusic.com and wowhd.co.uk. The lawsuits bring claims against DirectToU, LLC (“DirectToU”) and/or Alliance, alleging a violation of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties, including data brokers, of alleged private information and user data regarding a user’s account information and video viewing/purchasing history from the respective Websites. Plaintiff Hoang To also alleges violations of California’s state VPPA equivalent, as well as violations of California’s Unfair Competition Law. DirectToU and Alliance dispute the allegations and will defend the lawsuits vigorously. The parties in the Hoang To matter have reached a settlement with respect to all potential class members. The settlement agreement has been submitted to the court for approval, slated for December 15, 2024. An approved settlement would cover the class members covered by the Feller matter, rendering such litigation moot. A motion to stay the Feller matter pending court approval of the settlement in Hoang To has been filed and granted. Counsel for the Feller parties filed a motion to intervene and stay the settlement in Hoang, which motions were rejected. The parties await final settlement approval. The settlement was rejected and the court has mandated the parties initiate discovery with respect to third-party data collection. The Alliance parties have filed a reply memorandum in support of its motion to compel arbitration on April 28, 2025. The parties reached a settlement on June 12, 2025, whereby COKeM will pay to the class a settlement amount of $1.577 million and COKeM’s insurance carrier CNA has approved to cover their part of the settlement amount. COKeM will have an estimated receivable of $1.377 million. The company had accrued for the liability and the receivables from CNA on the balance sheet for the three months ending September 30, 2025. The court granted preliminary approval of the settlement in October 2025.

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

Algomus v. Alliance: Alliance received a cease and desist notice from Algomus on July 24, 2025, alleging that Alliance breached a non-solicitation provision of a Master Services Agreement between the parties when Alliance agreed to become the Category Advisor for Walmart. Alliance responded to the letter on August 8, 2025, asserting that Algomus’s position lacks merit. Alliance had been conducting business with Walmart prior to the Master Services Agreement, and Algomus and Walmart’s relationship is not governed by the language of the non-solicitation provision. No further litigation activity since the letter was issued.

On June 9, 2025, Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors “DCD”): Sparkle Pop has sued the Alliance entities in bankruptcy court alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid and subsequent termination of the Asset Purchase Agreement in the DCD bankruptcy matter. Alliance brought a motion to dismiss the original complaint with prejudice, but during the pendency of the motion plaintiff filed an Amended Complaint. Alliance has filed a motion to dismiss the Amended Complaint.

Item 1A. Risk Factors

In addition to the risks described below, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ending June 30, 2025, filed with the SEC on September 10, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: November 12, 2025	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer
(Principal Executive Officer)

