Form 10-Q
period 2025-12-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2026-02-12
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2025

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

As of February 12, 2026, 50,957,370 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

1	The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share amounts)	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,379	$1,236
Trade Receivables, Net of Allowance for Credit Losses of $1,833 and $867, respectively	148,653	95,027
Inventory, Net	117,801	102,848
Other Current Assets	18,858	19,021
Total Current Assets	286,691	218,132
Property and Equipment, Net	11,108	11,291
Operating Lease Right-of-Use Assets, Net	17,698	19,214
Goodwill	94,081	89,116
Intangibles, Net	20,037	18,475
Other Long-Term Assets	235	789
Deferred Tax Asset, Net	4,211	4,211
Total Assets	$434,061	$361,228
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$187,966	$155,300
Accrued Expenses	15,287	9,548
Current Portion of Operating Lease Obligations	3,299	3,229
Current Portion of Finance Lease Obligations	3,180	3,075
Deferred Consideration	1,300	-
Contingent Liability	1,577	1,577
Total Current Liabilities	212,609	172,729
Revolving Credit Facility, Net	84,547	55,268
Finance Lease Obligation, Non- Current	320	1,931
Operating Lease Obligations, Non-Current	15,877	17,432
Shareholder Loan (subordinated), Non-Current	-	10,000
Acquired Royalty Obligation (Endstate), Non-Current	165	-
Warrant Liability	2,959	646
Total Liabilities	316,477	258,006
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of December 31, 2025, and June 30, 2025	-	-
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at December 31, 2025, and at June 30, 2025; Issued and Outstanding 50,957,370 Shares as of December 31, 2025, and June 30, 2025	5	5
Paid In Capital	48,664	48,570
Accumulated Other Comprehensive Loss	(76)	(76)
Retained Earnings	68,991	54,723
Total Stockholders’ Equity	117,584	103,222
Total Liabilities and Stockholders’ Equity	$434,061	$361,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands except share and per share amounts)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net Revenues	$368,712	$393,672	$622,685	$622,662
Cost of Revenues (excluding depreciation and amortization)	321,616	351,382	538,409	554,837
Operating Expenses
Distribution and Fulfillment Expense	12,121	12,419	22,041	21,437
Selling, General and Administrative Expense	16,591	13,800	31,668	26,905
Depreciation and Amortization	1,290	1,255	2,574	2,512
Transaction Costs	225	-	596	-
Restructuring Cost	2	19	2	69
Insurance Claim Recovery	(408)	-	(408)	-
Gain on Disposal of Fixed Assets	(4)	-	(24)	(15)
Total Operating Expenses	29,817	27,493	56,449	50,908
Operating Income	17,279	14,797	27,827	16,917
Other Expenses
Interest Expense	3,454	2,827	5,801	5,666
Change in Fair Value of Warrants	850	2,545	2,313	2,586
Total Other Expenses	4,304	5,372	8,114	8,252
Income Before Income Tax Expense	12,975	9,425	19,713	8,665
Income Tax Expense	3,587	2,354	5,445	1,197
Net Income	9,388	7,071	14,268	7,468
Net Income per Share – Basic and Diluted	$0.18	$0.14	$0.28	$0.15
Weighted Average Common Shares Outstanding - Basic	50,957,370	50,957,370	50,957,370	50,957,370
Weighted Average Common Shares Outstanding - Diluted	51,010,519	50,965,970	51,010,519	50,965,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended December 31, 2025 (unaudited)

($ in thousands)	Common Stock Shares Issued and Outstanding	Par Value	Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at June 30, 2025	50,957,370	$5	$48,570	$(76)	$54,723	$103,222
Stock-based Compensation Expense	-	-	25	-	-	25
Net Income	-	-	-	-	4,880	4,880
Balances at September 30, 2025	50,957,370	$5	$48,595	$(76)	$59,603	$108,127
Stock-based Compensation Expense	-	-	69	-	-	69
Net Income	-	-	-	-	9,388	9,388
Balances at December 31, 2025	50,957,370	$5	$48,664	$(76)	$68,991	$117,584

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended December 31, 2024 (unaudited)

	Common Stock			Accumulated Other
	Shares	Par	Paid In	Comprehensive	Retained
($ in thousands)	Issued	Value	Capital	Loss	Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Net Income		-	-	-	397	397
Balances at September 30, 2024	50,957,370	$5	$48,058	$(79)	$40,042	$88,026
Warrants conversion, from Liability to Equity	-	-	454	-	-	454
Net Income	-	-	-	-	7,071	7,071
Balances at December 31, 2024	50,957,370	$5	$48,512	$(79)	$47,113	$95,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net Income	$14,268	$7,468
Adjustments to Reconcile Net Income to
Net Cash (Used in) Provided by Operating Activities:
Depreciation of Property and Equipment	887	849
Amortization of Intangible Assets	1,687	1,663
Amortization of Deferred Financing Costs (Included in Interest Expense)	2,021	702
Allowance for Credit Losses	1,114	575
Change in Fair Value of Warrants	2,313	2,586
Deferred Income Taxes	-	(967)
Non-cash lease expense	1,516	1,414
Stock-based Compensation Expense	94	-
Gain on Disposal of Fixed Assets	(24)	(15)
Changes in Assets and Liabilities
Trade Receivables	(54,740)	(55,255)
Inventory	(14,953)	1,849
Income Taxes Payable\Receivable	3,560	1,494
Operating Lease Obligations	(1,484)	(649)
Other Assets	681	(2,319)
Accounts Payable	32,666	57,141
Accrued Expenses and Contingent Liability	(3,419)	(2,918)
Net Cash (Used in) Provided by Operating Activities	(13,813)	13,618
Cash Flows from Investing Activities:
Capital Expenditures	(712)	(10)
Cash Paid for Business Acquisition/Asset Purchase	(1,150)	(7,551)
Cash Inflow from Asset Disposal	30	15
Investment in Captive Stock	36	-
Net Cash Used in Investing Activities	(1,796)	(7,546)
Cash Flows from Financing Activities:
Payments on Financing Leases	(1,506)	(1,397)
Payments on Revolving Credit Facility	(578,325)	(538,604)
Borrowings on Revolving Credit Facility	606,229	535,290
Repayments on Shareholder Note (Subordinated), Non-Current	(10,000)	-
Deferred Financing Cost	(646)	-
Net Cash Provided by (Used in) Financing Activities	15,752	(4,711)
Net Increase in Cash	143	1,361
Cash, Beginning of the Period	1,236	1,129
Cash, End of the Period	$1,379	$2,490
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$5,785	$5,735
Cash Paid for Income Taxes	$1,886	$795
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Conversion of Warrants from liability to Equity	-	454

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

In December 31, 2025, the Company completed the acquisition of Endstate Authentic LLC (“LLC”), a digital authentication and loyalty-driven consumer brand. The transaction was accounted for as a business combination under ASC 805. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The purchase price allocation is preliminary and subject to adjustment as the Company continues to finalize its valuation analyses. Results of operations for Endstate are included in the Company’s condensed consolidated financial statements beginning on the acquisition date. Additional information related to this acquisition is provided in Note 23 – Business Combinations.

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

Basis for Presentation

The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The condensed consolidated financial statements include the accounts of Alliance Entertainment Holding Corporation and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Liquidity

On October 1, 2025, the Company entered into a $120 million senior secured asset-based revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”). The new facility refinanced and replaced the Company’s prior three-year $120 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, which was entered into on December 21, 2023, and was scheduled to mature on December 21, 2026. Based on the Company’s cash on hand, cash flows from operations, working capital, and availability under its revolving credit facility, management has concluded that the Company has sufficient liquidity to fund its operations and obligations for at least twelve months from the issuance of these condensed consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Revenue	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Customer #1	15.0%	10.9%	15.2%	10.8%
Customer #2	12.9%	12.9%	13.7%	14.6%
Customer #3	*	*	10.5%	10.7%

*	Less than 10%

Receivables	December 31, 2025	June 30, 2025
Customer #1	36.0%	30.2%
Customer #3	*	13.1%

*	Less than 10%

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Purchases	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Supplier #1	19.4%	23.6%	22.0%	18.5%
Supplier #2	10.6%	20.6%	10.8%	20.5%

*	Less than 10%

Payables	December 31, 2025	June 30, 2025
Supplier #1	20.4%	18.8%
Supplier #2	12.5%	*
Supplier #3	10.0%	12.9%

*	Less than 10%

Accounting Pronouncements

Recently Issued and Adopted Accounting Pronouncements

In July 2025, the Company adopted Accounting Standards Update (“ASU”) 2024-02, Codification Improvements -Amendments to Remove References to the Concepts Statements. This ASU removes references to the FASB Concepts Statements from the Accounting Standards Codification and makes related conforming amendments. The adoption of ASU 2024-02 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2025, the Company adopted ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how entities determine whether certain profits interest or similar awards should be accounted for as stock-based compensation under Topic 718 or under other applicable guidance. The Company does not issue profits interest or similar awards, and adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disaggregation of certain income statement expense categories in the notes to the financial statements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements, including expanded disaggregation of effective tax rate reconciliations and income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this ASU, which is expected to primarily affect annual income tax disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and early adoption is permitted. The Company is evaluating the applicability of this ASU to its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which includes targeted improvements to the accounting and disclosure requirements for internal-use software costs. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net earnings per share of Common Stock for the three and six months ended December 31, 2025, and 2024, respectively:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net Income (in thousands)	$9,388	$7,071	$14,268	$7,468
Basic and diluted shares
Weighted-average Class A Common Stock outstanding - Basic	50,957,370	50,957,370	50,957,370	50,957,370
Weighted-Average Class A Common Stock Outstanding - Diluted	51,010,519	50,965,970	51,010,519	50,965,970
Income per share for Class A Common Stock
— Basic and Diluted	$0.18	$0.14	$0.28	$0.15

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met as of December 31, 2025, and June 30, 2025. For the three and six months ended December 31, 2025, and June 30, 2025, there are 9,920,000 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	December 31, 2025	June 30, 2025
Trade Receivables	$153,583	$100,799
Less:
Allowance for Credit Losses	(1,833)	(867)
Sales Returns Reserve	(2,787)	(2,257)
Customer Rebate and Discount Reserve	(310)	(2,648)
Total Allowances	(4,930)	(5,772)
Trade Receivables, Net	$148,653	$95,027

Allowance for Credit Losses Roll forward	December 31, 2025	June 30, 2025
($ in thousands)
Beginning Balance	(867)	(648)
Current Period Provision for Expected Credit Losses	(1,114)	(1,068)
Write-offs	154	861
Recoveries of Previously Written-off Accounts	(6)	(12)
Ending Balance	(1,833)	(867)

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	December 31, 2025	June 30, 2025
Inventory	$121,416	$108,590
Less: Reserves	(3,615)	(5,742)
Inventory, Net	$117,801	$102,848

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	December 31, 2025	June 30, 2025
Other Assets–Current
Prepaid Intellectual Property	$2,299	$2,786
Escrow Receivable	8,500	8,500
Insurance Receivable	1,863	1,377
Prepaid Insurance	842	377
Contract Acquisition receivable	-	2,342
Prepaid Catalogs	612	632
Prepaid Manufacturing Components	447	385
Prepaid Maintenance	1,374	1,041
Other Current Assets	636	-
Prepaid Molding	370	140
Prepaid Shipping Supplies	1,793	1,270
Prepaid Vault	21	154
Prepaid Royalties	101	17
Total Other Assets–Current	$18,858	$19,021

Other Long-Term Assets
Deposits	$235	$175
Income tax receivable	-	614
Total Other Long-Term Assets	$235	$789
9

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	December 31, 2025	June 30, 2025
Property and Equipment
Leasehold Improvements	$1,313	$908
Machinery and Equipment	30,472	30,624
Furniture and Fixtures	1,689	1,717
Capitalized Software	10,377	10,377
Equipment Under Finance Leases	12,488	12,488
Computer Equipment	1,756	1,757
Construction in Progress	350	43
	58,445	57,914
Less: Accumulated Depreciation and Amortization	(47,337)	(46,623)
Total Property and Equipment, Net	$11,108	$11,291

Depreciation Expense for the three months ended December 31, 2025, and 2024 was $0.4 million, and for the six months ended December 31, 2025, and 2024 was $0.9 million and $0.8 million, respectively.

Note 7: Goodwill and Intangibles, Net

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years. The $4,965 increase in goodwill during the six months ended December 31, 2025 relates to the Endstate business combination discussed in Note 23, Business Combination (Endstate). Goodwill consists of the following at:

($ in thousands)	December 31, 2025	June 30, 2025
Goodwill, Beginning Balance	$89,116	$89,116
Additions	4,965	-
Goodwill, Ending Balance	$94,081	$89,116

Intangibles, Net consists of the following at:

($in thousands)		December 31, 2025		June 30, 2025
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	$(74,755)	$3,245	$(73,928)	$4,072
Contract Acquisition	1,800	(360)	1,440	(180)	1,620
Tradename - HMBR	6,800	-	6,800	-	6,800
Trademark - Endstate	800	-	800	-	-
Technology - Endstate	1,550	-	1,550	-	-
Customer Relationships - Endstate	900	-	900	-	-
Mecca Customer Relationships	8,023	(6,681)	1,342	(6,393)	1,630
Customer List	12,760	(8,800)	3,960	(8,407)	4,353
Total	$110,633	$90,596	$20,037	$(88,908)	$18,475

During the three months ended December 31, 2025, and 2024, the Company recorded amortization expense of $0.8 million and during the six months ended December 31, 2025, and 2024, the Company recorded amortization expenses of $1.5 million and $1.7 million, respectively.

Expected amortization over the next five years and thereafter, as of December 31, 2025, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30,
Remaining in fiscal year 2026	$1,850
2027	3,651
2028	2,623
2029	1,344
2030	704
Thereafter	3,065
Total Expected Amortization	$13,237
Indefinite-lived Intangible asset	6,800
Total Intangible Assets	$20,037

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	December 31, 2025	June 30, 2025
Marketing Funds Accruals	$3,517	$4,870
Payroll and Payroll Tax Accruals	1,624	1,690
Accruals for Other Expenses	1,831	1,688
Accrued Earnout - Endstate	5,500	-
Income Tax Payable	2,815	-
Accrued Contract Liability	-	1,300
Total Accrued Expenses	$15,287	$9,548

Note 9: Revolving Credit Facility

New Credit Facility

On October 1, 2025, the Company entered into an asset-based revolving credit facility (the “Revolving Credit Facility”) with Bank of America, which refinanced and replaced its prior asset-based revolving credit facility with White Oak Commercial Finance, LLC. The Revolving Credit Facility provides for borrowings of up to $120.0 million, subject to a borrowing base, and matures on October 1, 2030.

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus an applicable margin of 1.50% through March 31, 2026 and 1.625% thereafter. The 30-day SOFR rate as of December 31, 2025 was 3.7%. The Company also pays a commitment fee of 0.15% per annum on unused availability. Commitment fees incurred during the quarter ended December 31, 2025 were $0.01 million. Included in interest expense for the three months ended December 31, 2025, is $1.6 million related to the accelerated amortization of unamortized deferred financing costs associated with the prior revolving credit facility that was refinanced and replaced.

Availability under the Revolving Credit Facility is based on eligible accounts receivable and inventory. As of December 31, 2025, availability was approximately $34.8 million, with outstanding borrowings of approximately $85.2 million.

The Revolving Credit Facility contains customary affirmative and negative covenants, including limitations on additional indebtedness, liens, dividends, and certain investments, and requires the maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 on a trailing twelve-month basis, as defined in the credit agreement. The facility is secured by a first-priority security interest in substantially all of the Company’s and its subsidiaries’ assets.

The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of December 31, 2025.

Letters of Credit

The Revolving Credit Facility permits the issuance of letters of credit, which reduces availability under the borrowing base. As of December 31, 2025, the Company had letters of credit outstanding totaling $0.75 million.

Prior Credit Facility

The Company’s prior asset-based revolving credit facility with White Oak Commercial Finance, LLC (the “Prior Revolving Credit Facility”) provided for borrowings of up to $120.0 million, subject to a borrowing base, and was scheduled to mature on December 21, 2026. Borrowings under the Prior Revolving Credit Facility bore interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus a margin ranging from 4.00% to 4.25%. As of December 31, 2024, the effective interest rate on outstanding borrowings was 9.7%.

The Prior Revolving Credit Facility was terminated and fully repaid on October 1, 2025, in connection with the Company’s entry into the new Revolving Credit Facility with Bank of America. No early termination fees were incurred. As of December 31, 2025, there were no borrowings outstanding under the Prior Revolving Credit Facility; accordingly, an effective interest rate was not applicable.

As of June 30, 2025, outstanding borrowings under the Prior Revolving Credit Facility were approximately $57.0 million, with approximately $54.0 million in availability.

($ in thousands)	New Credit Facility December 31, 2025	Prior Credit Facility June 30, 2025
Outstanding Balance	$85,161	$57,257
Less: Deferred Finance Costs	(614)	(1,988)
Revolving Credit Facility, Net	$84,547	$55,269

During the three months ended December 31, 2025 and 2024, the Company incurred interest expense of approximately $1.7 million and $2.0 million, respectively. During the six months ended December 31, 2025 and 2024, interest expense was approximately $3.2 million and $4.0 million, respectively.

Recurring amortization of deferred financing costs was approximately $0.03 million and $0.4 million for the three months ended December 31, 2025, and 2024, respectively, and approximately $0.6 million and $0.7 million for the six months ended December 31, 2025, and 2024, respectively. In addition, interest expense for the three and six months ended December 31, 2025, includes approximately $1.6 million of accelerated amortization of deferred financing costs related to the early refinancing and termination of the prior revolving credit facility on October 1, 2025.

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

As of December 31, 2025, and June 30, 2025, the Company had no remaining liability related to the terminated self-insured medical plans, as the previously accrued estimated run-out exposure was fully settled during the first quarter of fiscal 2026.

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

During the three and six months ended December 31, 2025, and 2024, the Company contributed $0.2 million and 0.1 million, respectively and $0.3 million and $0.3 million, respectively, to the Plan.

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

The following table presents segment revenue, net income, and the significant segment expenses for the Company’s single reportable segment for the three and six months ending December 31, 2025, and 2024:

Reconciliation to Condensed Consolidated Net Income:

($ in thousands)	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
Net Revenues	$368,712	$393,672	$622,685	$622,662
Cost of Revenues (excluding depreciation and Amortization)	321,616	351,382	538,409	554,837
Distribution and Fulfillment Expense	12,121	12,419	22,041	21,437
Sales and Marketing	8,327	6,624	16,026	12,841
Other Segment items*	17,259	16,176	31,941	26,078
Net income	$9,388	$7,071	$14,268	$7,468

*	Other segment items include interest expense, income tax expense, general and administrative expenses, and technology expenses, which are reported separately on the condensed consolidated statements of operations.

Note 12: Income Taxes

The effective tax rate was approximately 28% and 25.0% for the three months ended December 31, 2025 and 2024, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the three months ended December 31, 2025 primarily resulted from state income taxes, foreign-derived intangible income (“FDII”), fair value adjustments related to the Company’s warrant liability, and tax items attributable to periods prior to the Company’s acquisition by its parent. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the three months ended December 31, 2024 primarily resulted from state income taxes and FDII.

The effective tax rate was approximately 28% and 14.0% for the six months ended December 31, 2025 and 2024, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the six months ended December 31, 2025 primarily resulted from state income taxes, FDII, fair value adjustments related to the Company’s warrant liability, and tax items attributable to periods prior to the Company’s acquisition by its parent. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the six months ended December 31, 2024 primarily resulted from state income taxes, FDII, and a discrete item related to an out-of-measurement period adjustment to the deferred tax liability related to software costs.

The Company completed the acquisition of Endstate Authentic LLC on December 31, 2025. For U.S. federal and state income tax purposes, the transaction is treated as a taxable purchase of assets because Endstate Authentic LLC is a disregarded entity. As a result, the tax basis of the acquired assets and assumed liabilities was stepped up generally to their respective fair values. Based on the Company’s analysis as of the acquisition date, the acquisition did not result in material acquisition-date temporary differences and, accordingly, no material deferred tax assets or liabilities were recorded in connection with the acquisition.

Note 13: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of December 31, 2025, and June 30, 2025.

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

Video Privacy Protection Act Matters. Beginning in August 2024, several putative class actions and related proceedings were filed against the Company and its subsidiary, DirectToU, LLC (“DirectToU”), in federal courts and arbitration alleging violations of the Video Privacy Protection Act (“VPPA”) and similar state laws. The complaints generally allege that the Company disclosed certain customer information and video viewing or purchasing data to third parties through the use of website tracking technologies.

In June 2025, the parties reached a settlement resolving the VPPA-related claims, subject to court approval. The settlement provides for a cash payment of $1.577 million to the class. The Company expects a portion of the settlement payment to be covered by insurance and, accordingly, recorded an insurance receivable of $1.377 million. The Company recorded a settlement liability of $1.577 million and the related insurance receivable during the three months ended September 30, 2025, and such amounts remained recorded in the Company’s condensed consolidated financial statements as of December 31, 2025.

The court granted preliminary approval of the settlement in October 2025. Final approval of the settlement remains pending. The Company believes the recorded accrual is adequate based on currently available information.

Office Create Litigation. On June 6, 2024, Office Create Corporation filed a civil action against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, false designation of origin, unfair competition, unjust enrichment, and civil conspiracy arising from the alleged distribution of the video game Cooking Mama: Cookstar. Office Create seeks monetary damages, which it asserts exceed $40 million. No damages have been awarded.

COKeM has denied the allegations. COKeM filed a third-party complaint against Planet Entertainment LLC and its principal seeking indemnification and contribution. Default has been entered against those third-party defendants. In January 2026, Office Create dismissed its claims against Plaion, Inc. and Plaion GmbH pursuant to a confidential settlement agreement. The matter remains in discovery, with trial readiness scheduled for October 2026. The Company maintains insurance coverage that may apply to this matter, subject to policy limits and shared coverage provisions. At this time, the Company cannot reasonably estimate the amount or range of any potential loss, if any, associated with this matter, and no accrual has been recorded.

Sparkle Pop Matter. On June 9, 2025, Sparkle Pop, LLC filed an adversary proceeding against the Company in the United States Bankruptcy Court for the District of Maryland in the matter In re Diamond Comic Distributors, alleging theft of trade secrets and tortious interference with contractual relations. The Company has moved to dismiss the amended complaint, and that motion remains pending. The Company denies the allegations. At this time, the Company cannot reasonably estimate the amount or range of any potential loss associated with this matter, and no accrual has been recorded.

TCPA Demand. In November 2025, the Company received a demand letter asserting potential claims under the federal Telephone Consumer Protection Act against its subsidiary, DirectToU, LLC, relating to alleged marketing text messages. No complaint has been filed, and discussions between the parties are ongoing. At this time, the Company cannot reasonably estimate the amount or range of any potential loss associated with this matter, and no accrual has been recorded.

Other Matters

From time to time, the Company is involved in other legal and regulatory matters arising in the ordinary course of business.

In December 2024, DirectToU, LLC received a third-party tender of defense regarding a notice of alleged noncompliance with California Proposition 65 concerning a product supplied by a vendor and sold by the Company. The Company discontinued the product and tendered defense to the supplier, which has assumed responsibility for responding to the notice. The Company does not believe this matter is material.

In July 2025, the Company received a cease-and-desist letter alleging a breach of a contractual non-solicitation provision. The Company disputes the allegations, has responded to the correspondence, and has not filed any litigation. The Company does not believe this matter is material.

Note 14: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, the Company entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, LLC (“GameFly”), a customer owned by the Company’s principal stockholders. The Agreement is effective from February 1, 2023 through March 31, 2028, and thereafter continues on an indefinite basis unless terminated by either party upon six months’ prior written notice.

The Company did not recognize any distribution revenue under the Agreement during the three or six months ended December 31, 2025 or 2024. During the three months ended December 31, 2025 and 2024, the Company recognized sales to GameFly of approximately $0.7 million and $0.8 million, respectively. During the six months ended December 31, 2025 and 2024, sales to GameFly totaled approximately $1.6 million for each respective period. Sales to GameFly were conducted on terms consistent with those offered to third-party customers.

As of December 31, 2025 and June 30, 2025, the Company had receivables, net, from GameFly of approximately $0.2 million and $0.2 million, respectively, which are included in other receivables, net, on the condensed consolidated balance sheets.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17.0 million line of credit with Bruce Ogilvie, a principal stockholder (the “Ogilvie Loan”). The Company made and repaid various short-term borrowings under the Ogilvie Loan through October 2023. The Ogilvie Loan would have matured on December 22, 2026, and bore interest at a rate equal to 30-day SOFR plus 5.0%.

In connection with the Company’s entry into an asset-based revolving credit facility with Bank of America on October 1, 2025, the Company repaid the outstanding balance of $10.0 million under the Ogilvie Loan in full. As a result, there were no amounts outstanding under the Ogilvie Loan as of December 31, 2025.

Interest expense related to the Ogilvie Loan was zero for the three months ended December 31, 2025, as no borrowings were outstanding during that period. Interest expense related to the Ogilvie Loan for the three months ended December 31, 2024 was approximately $0.26 million. Interest expense for the six months ended December 31, 2025 and 2024 was approximately $0.24 million and $0.53 million, respectively.

B&D Capital Partners, LLC

B&D Capital Partners, LLC (“BDCP”) is a financial advisory firm whose parent company is majority owned by W. Tom Donaldson III, a member of the Company’s board of directors. During the fiscal year ended June 30, 2024, the Company paid BDCP approximately $1.8 million in advisory fees in connection with the Company’s former credit facility with White Oak Commercial Finance, LLC, which were capitalized as deferred financing costs.

The White Oak credit facility was repaid in full and terminated on October 1, 2025. During the three and six months ended December 31, 2025, the Company did not incur any related-party fees with BDCP; however, upon termination of the facility, the Company expensed $1.6 million of the remaining unamortized deferred financing costs associated with that facility. No amounts were payable to BDCP as of December 31, 2025.

Note 15: Leases

The Company leases offices, warehouses, computer equipment, and vehicles. Certain leases include options to renew, which may extend the lease term from 1 to 13 years. The decision to exercise renewal options is at the Company’s sole discretion and is included in the lease term when it is reasonably certain that the option will be exercised.

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

On the condensed consolidated balance sheet, operating leases are reflected in “Operating Lease Right-of-Use Assets, Net,” “Current Portion of Operating Lease Obligations,” and “Operating Lease Obligations, Non-Current.” Finance leases are included under “Property & Equipment, Net,” “Current Portion of Finance Lease Obligations,” and “Finance Lease Obligations, Non-Current.

The extended lease term will result in continued amortization of the ROU asset over the remaining lease period, with the associated lease liabilities being remeasured in accordance with ASC 842, Leases. The Company will continue to amortize the ROU asset in line with the revised lease terms and conditions, reflecting the financial impact of the extension in future periods.

Components of lease expense were as follows for the three and six months ending December 31, 2025, and 2024:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Lease Cost ($ in thousands)	2025	2024	2025	2024
Finance Lease Cost:
Amortization of Right of Use Assets	372	364	744	743
Interest on lease liabilities	75	130	164	272
Capitalized Operating Lease Cost	1,069	1,062	2,134	2,123
Short – Term Lease Cost	19	20	40	30
Variable Lease Cost	185	264	469	506
Total Lease Cost	1,720	1,840	3,551	3,674

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	-	-	-	-
Operating cash flows from Capitalized Operating leases	1,050	559	2,077	1,357
Financing cash flows from finance leases	760	709	1,506	1,421

	December 31, 2025	June 30, 2025
Right of use assets obtained in exchange for new operating lease liabilities	57	-
Net Right of use asset remeasurement	(22)	-

Weighted average remaining lease term - finance leases (in Years)	1.08	1.58
Weighted average remaining lease term - operating leases (in Years)	5.04	5.52
Weighted average discount rate - finance leases	7.1%	7.1%
Weighted average discount rate – Capitalized operating leases	5.7%	5.7%

Maturities of operating and finance lease liabilities as of December 31, 2025 are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2026	$2,149	$1,670
2027	4,160	1,987
2028	4,249	-
2029	4,362	-
2030	4,493	-
Thereafter	2,680	-
Total Lease Payments	22,093	3,657
Less Imputed Interest	(2,917)	(157)
Present Value Obligation	19,176	3,500
Short-term Liability	3,299	3,180
Total	$15,877	$320

Finance ROU leases are recorded in Property and Equipment, net on the condensed consolidated balance sheets.

	December 31, 2025	June 30, 2025
Cost	$13,841	$13,831
Additions	-	10
Accumulated Depreciation	(4,147)	(3,403)
Net Book Value	$9,694	$10,438

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is cancelled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of December 31, 2025, 622,550 shares were awarded under the 2023 Plan.

Note 17: Asset Purchase

On December 17, 2024, the Company completed an asset purchase from Bensussen Deutsch & Associates, LLC, “an unrelated third party” for a total cash consideration to the seller of $7,551,000. The asset purchase included inventory, tooling equipment, and a trademark.

The allocation of the purchase price was as follows:

($ in thousands)

Inventory	$753
Property and Equipment, tooling	124
Prepaid Assets	2
Accrued Liability	(25)
Total Identifiable net assets	854
Intangible assets (Trademark) (including capitalized costs)	6,800
Total Purchase Price (allocated)	$7,654
Total Cash Consideration Paid to Seller	$7,551
Capitalized Acquisition Costs (Legal and Shipping fees)	103

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

For the three and six months ended December 31, 2025, and 2024, there was no impairment recorded.

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

In September 2024, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 400,000 shares of Class A common stock, bringing the total reserved under the 2023 Plan to 1,000,000 shares of Class A common stock. On November 7, 2024, the Company’s stockholders approved the amendment to the 2023 Plan.

During the three months ended December 31, 2025, the Company granted restricted stock awards to certain employees pursuant to employment offer letters executed in December 2025. Although the employment offer letters reference a December 31 grant date, the Company determined that, for accounting purposes under ASC 718, the grant date was January 1, 2026, as this was the date on which all requisite terms of the awards were finalized, requisite approvals were obtained, and the employees commenced service. Accordingly, the fair value of these awards was measured as of January 1, 2026, and stock-based compensation expense is recognized over the requisite service period beginning on that date.

In connection with awards granted, the Company recognized $0.1 million and $0 in stock-based compensation expense during the three- and six-month periods ending December 31, 2025, and December 31, 2024, respectively.

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

During the three and six months ending December 31, 2025, and 2024 the Company recorded a loss of $0.9 million, and $2.5 million, respectively and $2.3 million and $2.6 million, respectively related to the fair value measurement of warrant liabilities, primarily due to changes in the market price of our common stock and the volatility assumptions used in the valuation model. Reported EPS was negatively impacted by $0.02 for the three months ended December 31, 2025 and by $0.05 for the three months ended December 31, 2024. For the six months ended December 31, 2025 and 2024, reported EPS was negatively impacted by $0.05 per share in each period.

The fair value of the warrant liabilities at December 31, 2025, and June 30, 2025, was $3.0 million and $0.6 million, respectively, and is recorded under warrant liabilities on the condensed consolidated balance sheets.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised, transferred to public warrants or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 22 – Fair Value.

Note 21: Warrants

At December 31, 2025, and June 30, 2025, there were 6,519,083 Public Warrants, 3,357,667 Private Placement Warrants, and 43,340 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

As of December 31, 2025 and June 30, 2025, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of December 31, 2025, and June 30, 2025, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of December 31, 2025, and June 30, 2025 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	December 31,	June 30,
	2025	2025
Stock Price	$8.08	$3.77
Exercise price per share	$11.50	$11.50
Risk-free interest rate	35.6%	3.63%
Expected term (years)	2.11	2.62
Expected volatility	3.42%	47.1%
Expected dividend yield	-	—

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

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$2,959	$-	$-	$2,959

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$646	$—	$—	$646

The table below presents the change in the number and fair value of the Private and Representative Warrants for the period ended December 31, 2025, and December 31, 2024 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2025	3,356,767	$638	43,340	$8	3,401,007	$646
Exercised	-	-	-	-	-	-
Change in value	-	$1,444	-	19	-	$1,463
September 30, 2025	3,356,767	$2,082	43,340	$27	3,401,007	$2,109
Exercised	-	-	-	-	-	-
Change in value	-	$839	-	$11	-	$850
December 31, 2025	3,356,767	$2,921	43,340	$38	3,401,007	$2,959

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Change in value	-	$41	-	-	-	$41
September 30, 2024	4,120,000	$285	50,090	$3	4,170,090	$288
Exercised	-	-	-	-	-	-
Change in classification from Private to Public	(762,333)	(450)	(6,750)	(4)	(769,083)	(454)
Change in value	-	$2,509	-	$36	-	$2,545
December 31, 2024	3,357,667	$2,344	43,340	$35	3,401,007	$2,379

Note 23: Business Combinations - Endstate

On December 31, 2025, Alliance Entertainment Holding Corporation (the “Company”), through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Endstate (the “Acquisition”). The Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The Acquisition was completed to enhance the Company’s technology capabilities and expand its digital and direct-to-consumer product offerings. Because the Acquisition closed on December 31, 2025, the results of Endstate’s operations were not included in the Company’s condensed consolidated results of operations for the period ended December 31, 2025.

Purchase Consideration

The total consideration transferred in connection with the Acquisition was $7.9 million, which consisted of the following (in thousands):

Amount
Cash paid at closing	$1,150
Deferred payment payable one year after closing	1,300
Fair value of contingent consideration	5,500
Total consideration transferred	$7,950

Certain payments to the founders, including guaranteed payments and sign-on bonuses that were not contingent on continued employment, were determined to represent consideration transferred in exchange for the acquired business and were included in purchase consideration. Payments contingent on continued employment were excluded from purchase consideration and will be recognized as compensation expense over the requisite service period.

Preliminary Purchase Price Allocation

The allocation of the purchase consideration is preliminary and subject to adjustment during the measurement period as the Company finalizes its valuation of acquired assets and assumed liabilities. The preliminary allocation of the consideration transferred is as follows (in thousands):

Asset / (Liability)	Amount
Identifiable intangible assets:
Technology	$1,550
Trademarks	800
Customer relationships	900
Total identifiable intangible assets	3,250
Goodwill	4,965
Net liabilities assumed	(265)
Total consideration transferred	$7,950

Identifiable intangible assets are being amortized on a straight-line basis over an estimated useful life of ten years.

Goodwill represents the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired and reflects expected synergies, future technology enhancements, and the assembled workforce. Goodwill is deductible through amortization over 15 years for income tax purposes.

Contingent Consideration

The Acquisition includes contingent consideration arrangements consisting of earnout payments based on future financial performance during the 2026 through 2028 periods.

The contingent consideration was recorded at an estimated fair value of $5.5 million as of the acquisition date and is included in accrued liabilities on the accompanying condensed consolidated balance sheets. The fair value was determined using a probability-weighted discounted cash flow model and includes significant unobservable inputs. Accordingly, the contingent consideration liability is classified as Level 3 within the fair value hierarchy.

Contingent consideration is remeasured at each reporting date, with changes in fair value recognized in earnings.

Acquisition-Related Costs

Transaction costs incurred in connection with the Acquisition were expensed as incurred and included in transaction costs.

Note 24: Subsequent Events

The Company evaluated subsequent events occurring through February 12, 2026, the date these condensed consolidated financial statements were issued (or available to be issued). Based on this evaluation, the Company identified the following non-recognized subsequent event that requires disclosure.

Home Entertainment License Agreement

On January 1, 2026, The Company, entered into an exclusive Home Entertainment License Agreement (the “AmazonMGM Agreement”) with Amazon MGM Studios Distribution (“Amazon MGM”). The AmazonMGM Agreement grants the Company exclusive rights to distribute certain Amazon MGM physical media titles, including DVD, Blu-ray, and UHD formats, in the United States and Canada.

Under the terms of the AmazonMGM Agreement, the Company will manufacture, distribute, and fulfill physical media products for Amazon MGM titles, while Amazon MGM retains responsibility for its digital media distribution. The AmazonMGM Agreement covers both newly released and catalog film and television titles.

The AmazonMGM Agreement is effective January 1, 2026. The AmazonMGM Agreement has an initial term of five years beginning January 1, 2026, unless earlier terminated in accordance with its terms. The Company evaluated this event under ASC 855, Subsequent Events, and determined that the AmazonMGM Agreement represents a non-recognized subsequent event. Accordingly, no adjustments were made to the Company’s consolidated financial statements as of and for the period ended.

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

Alliance is a leading global wholesaler and distributor of collectibles, physical media, entertainment products, hardware, and accessories across various platforms. Employing an established multi-channel strategy, Alliance operates as the vital link between renowned international manufacturers of entertainment content and top-tier retail partners both domestically and internationally. With premier suppliers such as Universal Pictures, Warner Brothers Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take Two, Electronic Arts, Funko, Mattel and others, Alliance maintains in-stock inventory of over 340,000 SKU products, consisting of vinyl records, video games, compact discs, DVD, Blu-Rays, and collectibles. Combined with exclusive content from AMPED Distribution and Distribution Solutions, Alliance Entertainment serves as a valued added wholesale distributor, direct-to-consumer (“DTC”) distributor and e-commerce provider to notable partners including industry leaders like Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, Shopify, and others. Currently, the company sells its products, permitted for export, to more than 70 countries worldwide.

Additionally, Alliance manages a diverse portfolio of owned e-commerce brands through its DirectToU LLC division, catering to various entertainment and collectible markets. Notable brands include DeepDiscount, PopMarket, ImportCDs, Critics’ Choice Video, Collectors’ Choice Music, Movies unlimited and WowHD.

Alliance provides state-of-the art, distribution, and technology platforms that support the efficient sale and fulfillment of physical entertainment products and collectibles across retail and e-commerce channels. These capabilities are enhanced by Handmade by Robots, which expands Alliance’s premium licensed collectibles offering, and Endstate, which contributes NFC-enabled authentication and digital product identity technology that supports product verification and authenticated resale. Together, these platforms strengthen Alliance’s position in the collectibles market by enabling secure, traceable, and scalable distribution of high-value physical products. Alliance also serves as the retailers’ back office, with EDI and logistics infrastructure fully operational to support existing and new product launches.

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

Subsequent to December 31, 2025, in January 2026, Alliance Entertainment entered into a new exclusive home entertainment license agreement with Amazon MGM Studios Distribution covering physical media distribution in the United States and Canada. Under the agreement, Alliance will serve as the exclusive distributor of Amazon MGM Studios’ physical media titles, including new releases and select catalog content, across major wholesale, e-commerce, and brick-and-mortar retail channels. Management expects the agreement to expand the Company’s physical media portfolio and support continued growth in higher-value and collectible product offerings.

Merger, Asset Purchase and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On December 31, 2025, Alliance completed its strategic acquisition of Endstate Acquisition LLC and established Endstate Authentic LLC (“Endstate”) as a wholly owned subsidiary focused on authentication and resale technology. The acquisition supports the launch of Alliance Authentic, a new premium platform designed to create authenticated, certified vinyl collectibles and a trusted global marketplace for buying, selling, and trading investment-grade physical media. Endstate’s patented NFC-enabled authentication and digital product identity technology enables real-time product verification, counterfeit prevention, and authenticated resale services, forming the technological foundation of the Alliance Authentic platform. As part of the transaction, Endstate co-founders Bennett Collen and Stephanie Howard joined Alliance’s leadership team as President and Senior Vice President of Operations, respectively. The acquisition resulted in the recognition of $5.0 million of goodwill and $3.3 million of identifiable intangible assets as of December 31, 2025, primarily related to Endstate’s proprietary technology and digital identity systems. Management believes the acquisition strengthens Alliance’s strategic position in the growing authenticated collectibles market and supports the development of new technology-enabled and recurring revenue opportunities.

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

Macroeconomic Uncertainties

The Company continued to operate amid macroeconomic uncertainty during the period ended December 31, 2025, including inflationary pressures and geopolitical instability related to ongoing global conflicts. While inflation moderated during late 2025, consumer discretionary spending remained uneven, affecting demand patterns across certain product categories. The Company also experienced cost pressures related to existing and potential tariffs on imported goods, particularly for internationally sourced physical media and collectibles. Despite these challenges, management continues to actively manage pricing, product mix, and sourcing strategies to mitigate the impact of economic and trade-related volatility. While these conditions may continue to influence future periods, the Company believes its diversified product offerings and focus on higher-value collectibles position it to navigate ongoing uncertainty. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

Key Performance Indicators

Management monitors and analyzes key performance indicators to evaluate financial performance, including:

Net Revenue: To derive Net Revenue, the Company reduces total gross sales by customer returns, returns reserve, and allowances, including discounts.

Cost of Revenues (excluding depreciation and amortization): Our cost of revenue reflects the total costs incurred to market and distribute products to customers. Changes in cost are impacted primarily by sales volume, product mix, product obsolescence, freight costs, and market development funds.

Operating Expenses: Our Operating Expenses are the direct and indirect costs associated with the distribution and fulfillment of products and services. They include both Distribution and Fulfillment and Selling, General and Administrative Expenses. The Distribution and Fulfillment Expenses are the payroll and operating expenses associated with the receipt, warehousing, and distribution of product.

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended December 31, 2025, Compared to Three Months Ended

December 31, 2024

	Three Months Ended	Three Months Ended
($ in thousands)	December 31, 2025	December 31, 2024
Net Revenues	$368,712	$393,672
Cost of Revenues (excluding depreciation and amortization)	321,616	351,382
Operating Expenses
Distribution and Fulfillment Expense	12,121	12,419
Selling, General and Administrative Expense	16,591	13,800
Depreciation and Amortization Expense	1,290	1,255
Transaction Costs	225	-
Restructuring Costs	2	19
Insurance Claim Recovery	(408)	-
Gain on Disposal of Fixed Assets	(4)	-
Total Operating Expenses	$29,817	$27,493
Operating Income	17,279	14,797
Other Expenses
Change in Fair Value of Warrants	850	2,545
Interest Expense	3,454	2,827
Total Other Expenses	4,304	5,372
Income Before Income Tax Expense	12,975	9,425
Income Tax Expense	3,587	2,354
Net Income	$9,388	$7,071

Net Revenue: Year over year, total net revenues decreased from $394 million to $369 million (-$25 million, -6%) for the three months ended December 31, 2025. The decline was primarily attributable to a significant reduction in gaming product revenues, reflecting softer industry conditions, lower hardware availability, and changes in product mix during the quarter. This decrease was partially offset by growth across several core categories, including vinyl records, physical movies, and collectibles, supported by continued consumer demand for premium physical formats, exclusive content offerings, and higher-value products. Overall, revenue performance during the quarter reflects a shift in mix toward higher-priced, differentiated products, while gaming sales weighed on consolidated results. Alliance Entertainment is a recognized leader in the entertainment industry, excelling in the licensing, production, and distribution of a diverse range of entertainment products and content, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, our extensive portfolio of unique content, combined with our deep inventory, enables us to service bulk business-to-business (B2B) and direct-to-consumer (DTC) channels with a vast selection of products unavailable through other distributors. Our recent acquisition of Handmade by Robots and the Paramount licensing contract further enhance our portfolio of exclusive content. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 39% of gross revenue for the three months ended December 31, 2025.

Year over year, vinyl record sales increased from $109 million to $112 million for the three months ended December 31, 2025, representing an increase of $3 million, or 3%, compared to the prior-year period. The increase in revenue was primarily driven by a 2.9% increase in unit sales volume, reflecting continued consumer demand for vinyl records, with a modest contribution from a 0.1% increase in average selling prices. The growth in sales volume was supported by strong new release activity, continued interest in collectible and limited-edition offerings, and sustained demand for vinyl as a preferred physical music format among both established and emerging artists. While pricing remained relatively stable during the period, increased unit demand more than offset the minimal change in average selling price, resulting in overall revenue growth.

Music Compact Disc (CD) sales increased from $39 million to $41 million for the three months ended December 31, 2025, representing an increase of $2 million, or 5%, compared to the prior-year period. The increase in revenue was driven primarily by a 7% increase in unit sales volume, partially offset by a 1% decline in average selling price. The growth in unit volume reflects heightened demand for select new releases during the period, including Taylor Swift’s album released in October 2025, as well as continued demand for K-Pop titles and collectible CD editions. While the broader market continues to shift toward streaming and digital formats, strong performance from major artist releases and fan-driven purchases supported increased CD sales during the quarter.

Physical movie sales, encompassing DVD, Blu-ray, and Ultra HD formats, increased from $86 million to $114 million for the three months ended December 31, 2025, representing an increase of $28 million, or 33%, compared with the same period in the prior year. The increase was driven by a 4% increase in average selling price, together with higher unit shipments, resulting in significant year-over-year revenue growth. Performance during the current quarter benefited from a consistent flow of theatrical releases and sustained consumer demand for premium formats, including 4K Ultra HD and collectible SteelBook editions. In addition, the launch of a new exclusive content partnership with Paramount earlier in the year expanded the Company’s film portfolio and contributed to improved pricing and increased retail visibility for select titles. A favorable mix shift toward premium, higher-margin products supported the increase in average selling price and partially offset softness in lower-priced catalog titles.

For the quarter ended December 31, 2025, collectibles revenue rose from $6 million to $8 million (+$2 million, +31%) compared with the prior-year period. Although unit sales volume declined by 17%, a 56% increase in average selling price more than offset the decrease and drove overall revenue growth. The increase reflects a favorable shift toward higher-value collectibles, supported by expanded sourcing activity and new vendor additions during the second half of 2025, which contributed incremental revenue primarily in the quarter. Growth was further supported by the transition of Handmade by Robots from a distributed brand in 2024 to an owned brand in 2025, as well as improved profitability from certain legacy brands following inventory rationalization in the prior year.

For the quarter ended December 31, 2025, electronics revenue remained flat at $6 million compared to the prior-year period. Unit sales volume declined by 9%; however, this decrease was offset by a 5.1% increase in average selling price, resulting in relatively stable revenue year-over-year. The higher average selling price reflected changes in product mix and competitive pricing dynamics, while the decline in unit volume indicates softer demand compared with the prior-year period. Electronics sales primarily consist of audio playback devices and accessories, including turntables, headphones, speakers, and related accessories, which are generally sold as complementary products alongside physical music and movie media.

Gaming product revenue declined from $140 million to $80 million for the three months ended December 31, 2025, representing a decrease of $60 million, or 43%, compared to the prior-year period. The decline reflected a broader slowdown in the gaming industry, with unit sales volume decreasing 23% year over year and average selling price declining 25%. These decreases were driven in part by a pause in arcade hardware purchases following a reassessment of vendor partnerships, limited availability of certain hardware products, and delays in major game releases during the period. While overall sales declined during the quarter, industry interest in next-generation, high-performance consoles remains evident. As a distributor of physical gaming products, the Company continues to adjust its product mix and distribution strategies to align with evolving consumer demand and to manage profitability, while monitoring potential supply chain and cost pressures related to market volatility and ongoing trade tensions with China.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $351 million to $322 million for the year-over-year period, representing a decline of $29 million, or 8.5%, primarily reflecting the direct relationship between product costs and lower sales volume. Gross margin dollars increased by $5 million, driven by improved margins. For the quarter ended December 31, 2025, gross margin expanded from 11% to 13%, an increase of 2 percentage points, compared with the same period in the prior year. The improvement was supported by higher average selling prices and the launch of a new exclusive content partnership earlier in the year. Additional factors contributing to margin expansion included enhanced inventory management and modest improvements in distribution fees, which together strengthened overall profitability.

Operating Expenses: Total operating expenses for the quarter increased from $28 million to $30 million, or 9% year over year, rising as a percentage of net revenue from 7% to 8%. The increase was primarily driven by higher selling, general, and administrative expenses, which grew from $14 million to $16 million, reflecting strategic investments in infrastructure, technology, and personnel to support the Company’s exclusive content partnerships and future growth initiatives. Distribution and fulfillment expenses decreased slightly from $12.4 million to $12.1 million, or 2.4%, though these costs increased modestly as a percentage of net revenue to 3.3%. The Company continues to invest in warehouse automation to support a more permanent labor structure and reduce reliance on temporary staff, while maintaining flexibility to manage demand fluctuations. Fulfillment payroll remained flat at $8 million but rose as a percentage of net revenue from 2.1% to 2.2%, reflecting lower net revenue and a 4% increase in average labor costs per hour. The May 2024 consolidation of the Shakopee, Minnesota warehouse continued to deliver cost savings and operational efficiencies through increased centralization. Depreciation and amortization expense remained consistent at $1 million compared with the prior-year period.

Interest Expense: For the three months ended December 31, 2025, total interest expense increased from $2.8 million to $3.5 million, driven primarily by the full expensing of remaining deferred financing costs from the Company’s former White Oak credit facility, including $1.8 million in advisory fees previously paid to B&D Capital Partners, LLC (“BDCP”), a firm partially owned by board member W. Tom Donaldson III. Excluding this non-recurring charge of $1.6 million, interest expense declined year over year due to a lower effective rate from Bank of America, which fell from 9.3% to 7.5%, more than offsetting the modest increase in the average revolver balance from $85 million to $87 million.

Income Tax: For the three months ended December 31, 2025, an income tax expense of $3.6 million was recorded compared to $2.4 million for the prior year period. Alliance reported a pretax income of $13.0 million for the three months ended December 31, 2025, versus income of $9.4 million for the three months ended December 31, 2024. The effective tax rate was 28% and 25% for the three months ended December 31, 2025, and 2024, respectively. The difference between the Company’s effective tax rate for the three months ended December 31, 2025, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, fair value adjustments related to the Company’s warrant liability, and prior taxes related to parent’s pre-acquisition period. The difference between the Company’s effective tax rate for the three months ended December 31, 2024, and the federal statutory rate primarily resulted from state income taxes, and Foreign Derived Intangible Income. The Company completed the acquisition of Endstate Authentic LLC on December 31, 2025. For U.S. federal and state income tax purposes, the transaction is treated as a taxable purchase of assets because Endstate Authentic LLC is a disregarded entity. As such, the tax basis of all acquired assets and assumed liabilities was stepped up to an amount equal to their fair values determined under ASC 805. Accordingly, the acquisition did not give rise to any temporary differences, and no deferred tax assets or liabilities were recognized on the acquisition date.

Non-GAAP Financial Measures: For the three months ended December 31, 2025, we had non-GAAP Adjusted EBITDA of approximately $18.5 million compared with Adjusted EBITDA of approximately $16.1 million in the prior year period, or a year-over-year improvement of $2.4 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; (iv) depreciation and amortization expense; and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	December 31, 2025	December 31, 2024
Net Income	$9,388	$7,071
Add back:
Interest Expense	3,454	2,827
Income Tax Expense	3,587	2,354
Depreciation and Amortization Expense	1,290	1,255
EBITDA	$17,719	$13,507
Adjustments
Stock-based Compensation Expense	69	-
Transaction Costs	225	-
Change In Fair Value of Warrants	850	2,545
Restructuring Cost	2	19
Insurance Claim Recovery	(408)	-
Gain on Disposal of Property and Equipment	(4)	-
Adjusted EBITDA	$18,453	$16,071

Alliance Entertainment Holding Corporation

Results of Operations Six Months Ended December 31, 2025, Compared to Six Months Ended

December 31, 2024

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2025	December 31, 2024
Net Revenues	$622,685	$622,662
Cost of Revenues (excluding depreciation and amortization)	538,409	554,837
Operating Expenses
Distribution and Fulfillment Expense	22,041	21,437
Selling, General and Administrative Expense	31,668	26,905
Depreciation and Amortization Expense	2,574	2,512
Transaction Costs	596	-
Restructuring Costs	2	69
Insurance Claim Recovery	(408)	-
Gain on Disposal of Fixed Assets	(24)	(15)
Total Operating Expenses	$56,449	$50,908
Operating Income	27,827	16,917
Other Expenses
Interest Expense	5,801	5,666
Change in Fair Value of Warrants	2,313	2,586
Total Other Expenses	8,114	8,252
Income Before Income Tax Expense	19,713	8,665
Income Tax Expense	5,445	1,197
Net Income	$14,268	$7,468

Net Revenue: Year over year, total net revenues remained the same at $623 million for the six months ended December 31, 2025. Alliance Entertainment is a recognized leader in the entertainment industry, excelling in the licensing, production, and distribution of a diverse range of entertainment products and content, including motion pictures, music, gaming hardware, retro arcades, and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, our extensive portfolio of unique content, combined with our deep inventory, enables us to service bulk business-to-business and direct-to-consumer channels with a vast selection of products unavailable through other distributors. Our recent acquisition of Handmade by Robots and the Paramount licensing contract further enhance our portfolio of exclusive content. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 37% of gross revenue for the six months ended December 31, 2025.

Year over year, vinyl record sales increased from $179 million to $188 million (+$9 million, +5%) for the six months ending December 31, 2025. The increase in revenue was driven by a 5% increase in unit sales volume, partially offset by a 0.3% decrease in average selling price. The modest decline in pricing was more than offset by higher unit demand, resulting in overall revenue growth. The increase in vinyl record revenue reflects continued consumer demand for physical music formats, particularly among collectors and enthusiasts seeking premium and limited-edition releases. Higher sales volume during the period was supported by strong new release activity, expanded retail distribution, and the ongoing popularity of vinyl as a preferred format among both established and emerging artists.

Music Compact Disc sales increased from $73 million to $75 million for the six months ended December 31, 2025, representing an increase of $2 million or 2% year-over-year. The increase was driven by a 5% increase in unit volume partially offset by a 3% drop in average selling price. Higher unit demand more than offset the decline in pricing, resulting in overall revenue growth for the period. Sales were supported in part by the release of The Life of a Showgirl, the twelfth studio album by Taylor Swift, which was released on October 3, 2025 and generated notable physical sales activity during the 6 months ended December 31, 2025. Continued consumer interest in select physical releases and collectible CD editions also contributed to the increase in CD revenue, even as broader industry trends favor streaming and digital formats.

Physical movie sales, encompassing DVD, Blu-ray, and Ultra HD formats, increased from $139 million to $198 million for the six months ended December 31, 2025, representing an increase of $59 million, or 43%, compared with the same period in the prior year, and accounted for approximately 32% of total net sales during the period. The increase in revenue was driven by a 3% increase in average selling price, together with a 38% increase in unit shipments, resulting in significant year-over-year growth. Performance during the period benefited from a consistent flow of theatrical releases and sustained consumer demand for premium formats, including 4K Ultra HD and collectible SteelBook editions. In addition, the launch of a new exclusive content partnership with Paramount earlier in the year expanded the Company’s film portfolio and contributed to improved pricing and increased retail visibility for select titles. A favorable shift in sales mix toward premium, higher-margin content supported the increase in average selling price and partially offset softness in lower-priced catalog titles.

For the six months ended December 31, 2025, collectibles revenue rose from $11 million to $14 million (+$3 million, +31%) compared with the prior-year period. Although unit volume declined 23%, a 71% increase in average selling price more than offset lower volumes and drove revenue growth. Results were supported by the addition of over 20 new collectibles vendors that began contributing sales in the second half of 2025, generating more than $0.5 million in incremental revenue. Existing vendors also delivered higher sales driven by new product lines, and Handmade by Robots’ transition from a distributed brand in 2024 to an owned brand in 2025 contributed meaningfully to year-over-year performance.

For the six months ended December 31, 2025, electronics revenue declined from $8 million to $7 million (-$1 million, -9%) compared to the prior-year period. Unit sales volume increased 4%, but this was more than offset by a 13% decline in average selling price, resulting in an overall reduction in revenue. The decline in average selling price primarily reflected changes in product mix and competitive pricing dynamics. Electronics sales primarily consist of audio playback devices and related accessories, including turntables, headphones, speakers, and other ancillary products that complement physical music and movie media.

Gaming product revenue declined from $197 million to $126 million (-$71 million, -36%), for the six months ended December 31, 2025. The decline in revenue was driven by a 34% decrease in average selling price, together with a 3% decrease in unit sales volume year over year. The reduction in average selling price reflected a pause in arcade hardware purchases, which typically carry higher price points, following a reassessment of vendor partnerships, as well as limited availability of certain hardware products and delays in major game releases during the period. While unit volume declined modestly, consumer interest in physical gaming products remained evident. As a distributor of physical gaming products, the Company continues to adjust its product mix and sourcing strategies to align with evolving consumer demand and to manage profitability, while monitoring potential supply chain risks related to market volatility and ongoing trade tensions with China.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, decreased from $555 million to $538 million (-$17 million, -3%) year-over-year, driven by improved cost discipline, a more favorable product mix, and the impact of our exclusive content partnership, which supported higher-value physical media sales. For the six months ended December 31, 2025, gross margin increased from 10.9% to 13.5%, an expansion of 2.6 percentage points compared with the prior-year period. This improvement was primarily attributable to higher average selling prices and the successful ramp-up of the exclusive content partnership, modest improvements in distribution fees, which together strengthened overall profitability.

Operating Expenses: Total operating expenses for the six months ended December 31, 2025, increased from $51 million to $57 million (+$6 million, +12%), rising as a percentage of net revenue from 8% to 9% compared with the same period of the prior year. This increase was primarily driven by higher selling, general, and administrative expenses, which rose from $27 million to $32 million (+$5 million, +18%) due to strategic investments in infrastructure, technology, and personnel, including additions to support our new exclusive content partnership. These investments are intended to strengthen operational effectiveness and position the business for sustainable growth. Distribution and fulfillment expenses increased modestly from $21 million to $22 million (+$1 million, +3%), remaining largely consistent as a percentage of net revenue at 3.5% compared with 3.4% in the prior-year period. The Company continues to invest in warehouse automation initiatives to support a more permanent labor structure while maintaining flexibility to manage fluctuations in demand. As a result, fulfillment payroll decreased slightly from $14.5 million to $14.3 million (-$0.2 million, -1.3%) and remained consistent as a percentage of net revenue at 2.3%, despite an approximate 3% increase in average hourly labor costs driven by market conditions. The May 2024 consolidation of the Shakopee, Minnesota warehouse continues to generate cost savings and operational efficiencies through centralized operations. We continue to identify and implement business-process improvements to enhance operational efficiency and support long-term scalability. Depreciation and amortization remained consistent at $3 million for the six months ended December 31, 2025, compared with the prior-year period.

Interest Expense: For the six months ended December 31, 2025, total interest expense increased slightly from $5.7 million to $5.8 million (+$0.1 million, +2.4%) compared with the prior-year period, primarily due to the full expensing of remaining deferred financing costs from the Company’s former White Oak credit facility, including $1.8 million in advisory fees previously paid to B&D Capital Partners, LLC, a firm partially owned by board member W. Tom Donaldson III. This non-recurring amortization totaled $1.6 million. Excluding this item, interest expense for the six months ended December 31, 2025, declined compared with the prior-year period, primarily due to a lower effective interest rate from Bank of America , which decreased from 9.6% to 8.0%, a decline of 1.6 percentage points, or 16.9% year over year. This reduction, combined with a modest decline in the average revolver balance to $81 million from $83 million, contributed to the overall decrease in interest expense excluding the non-recurring amortization.

Income Tax: For the six months ended December 31, 2025, an income tax expense of $5.4 million was recorded compared to $1.2 million for the prior year period. Alliance reported a pretax income of $19.7 million for the six months ended December 31, 2025, versus $8.7 million for the six months ended December 31, 2024. The effective tax rate was approximately 28% and 14.0% for the six months ended December 31, 2025, and 2024, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the six months ended December 31, 2025, primarily resulted from state income taxes, FDII, fair value adjustments related to the Company’s warrant liability, and tax items attributable to periods prior to the Company’s acquisition by its parent. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the six months ended December 31, 2024 primarily resulted from state income taxes, FDII, and a discrete item related to an out-of-measurement period adjustment to the deferred tax liability related to software costs.

Non-GAAP Financial Measures: For the six months ended December 31, 2025, we had non-GAAP Adjusted EBITDA of approximately $30.7 million compared with Adjusted EBITDA of approximately $19.5 million in the prior year period, or a year-over-year improvement of $11.2 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; (iv) depreciation and amortization expense; and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Six Months Ended	Six Months Ended
($ in thousands)	December 31, 2025	December 31, 2024
Net Income	$14,268	$7,468
Add back:
Interest Expense	5,801	5,666
Income Tax Expense	5,446	1,197
Depreciation and Amortization Expense	2,574	2,512
EBITDA	$28,088	$16,843
Adjustments
Stock-based Compensation Expense	94	-
Transaction Costs	596	-
Change In Fair Value of Warrants	2,313	2,586
Restructuring Cost	2	69
Insurance Claim Recovery	(408)	-
Gain on Disposal of Property and Equipment	(24)	(15)
Adjusted EBITDA	$30,661	$19,483

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On October 1, 2025, Alliance Entertainment Holding Corporation entered into a new Loan and Security Agreement providing for a $120 million senior secured revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”), which replaced the Company’s prior asset-based credit facility with White Oak Commercial Finance, LLC (the “Prior Credit Facility”). The Revolving Credit Facility enhances the Company’s liquidity profile and provides increased financial flexibility to support working capital needs and ongoing operations. In addition, the Company continues to implement strategic initiatives focused on cost control and the sale of higher-value products. Based on the availability under the Revolving Credit Facility, cash on hand, cash generated from operations, and working capital, management believes the Company has sufficient liquidity to fund its operations and meet its obligations for at least twelve months from the issuance of these consolidated financial statements.

Our primary sources of liquidity are cash on-hand, cash provided by operating activities, and borrowings under our new credit facility. As of December 31, 2025, in addition to the $1.4 million cash, we carried an $85 million revolver balance on the Revolving Credit Facility. Year over year, working capital levels increased, resulting in higher borrowings under the Company’s revolving credit facility. As of December 31, 2025, the Company carried an $85 million revolver balance, compared with a $70 million balance under the prior credit facility as of December 31, 2024, representing an increase of $15 million, or 22%. As a result, our availability under the Prior Credit Facility decreased from $50 million on December 31, 2024, to $35 million on December 31, 2025 ($15 million, 30%).

Under the Revolving Credit Facility, the Company may request the issuance of letters of credit, which reduce availability under the borrowing base and increase outstanding borrowings. As of December 31, 2025, the Company had a $750,000 letter of credit outstanding, which reduced availability under the Revolving Credit Facility and increased borrowings outstanding by a corresponding amount. The letter of credit is collateralized under the terms of the credit agreement and does not represent restricted cash held by the Company.

($in millions)	December 31, 2025	December 31, 2024
Revolver Balance	$85	$70
Availability	$35	$50

As of December 31, 2025, the Company intends to continue relying primarily on its borrowing capacity under the Revolving Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $7.58 as of January 23, 2026, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities, and liquidity needs.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements for the six months ended December 31, 2025, and 2024.

	Six Months Ended
($ in thousands)	December 31, 2025	December 31, 2024
Net Income	$14,268	$7,468
Net Cash Provided By (Used In):
Operating Activities	$(13,813)	$13,618
Investing Activities	$(1,796)	$(7,546)
Financing Activities	$15,752	$(4,711)

For the six months ended December 31, 2025, on net income of $14.3 million, the Company used $13.8 million of cash from operating activities, compared to $13.6 million of cash generated in the prior-year period. The year-over-year change was primarily driven by working capital dynamics, including the timing of collections, inventory purchases, and vendor payments. Accounts payable increased by $32.7 million, compared to a $57.1 million increase in the prior year, reflecting more normalized purchasing activity and improved cash management practices following the prior year’s heavy build-up of inventory and supplier payments. Inventory increased by $15.0 million, versus a $1.8 million increase in the prior-year period, largely due to the timing of inbound product shipments and inventory replenishment ahead of the holiday selling season. The more moderate inventory growth reflects improved forecasting, tighter purchasing controls, and a more balanced inventory position aligned with current demand levels.

Cash used in investing activities was $1.8 million for the six months ended December 31, 2025, compared to $7.5 million used during the same period in the prior year. Cash used during the current period primarily reflects capital expenditures related to facility improvements and warehouse automation, partially offset by minor cash inflows from asset disposals, as well as cash paid in connection with the Endstate acquisition completed on December 31, 2025. Cash used in the prior-year period primarily related to the Handmade by Robots acquisition, which contributed to the higher investing cash outflows in that period.

Net cash provided by financing activities was $15.8 million for the six months ended December 31, 2025, compared with net cash used of $4.7 million in the prior-year period. Financing activity during the current period primarily reflected borrowings under the Company’s revolving credit facility to support working capital requirements, resulting in net borrowings of approximately $27.9 million, compared with net repayments of $3.3 million in the prior-year period offset by repayment of the $10 million outstanding under loans from Bruce Ogilvie, Executive Chairman of the Board and a principal stockholder of the Company. The increase in net borrowings reflects higher working capital needs during the current period, partially offset by improved liquidity following the Company’s transition to its new revolving credit facility with Bank of America.

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

No changes were made to the critical accounting estimates discussed in the 2025 Annual Report during the six months ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Video Privacy Protection Act Matters. Beginning in August 2024, several putative class actions and related proceedings were filed against the Company and its subsidiary, DirectToU, LLC (“DirectToU”), in federal courts and arbitration alleging violations of the Video Privacy Protection Act (“VPPA”) and similar state laws. The complaints generally allege that the Company disclosed certain customer information and video viewing or purchasing data to third parties through the use of website tracking technologies.

In June 2025, the parties reached a settlement resolving the VPPA-related claims, subject to court approval. The settlement provides for a cash payment of $1.577 million to the class. The Company expects a portion of the settlement payment to be covered by insurance and, accordingly, recorded an insurance receivable of $1.377 million. The Company recorded a settlement liability of $1.577 million and the related insurance receivable during the three months ended September 30, 2025, and such amounts remained recorded in the Company’s condensed consolidated financial statements as of December 31, 2025.

The court granted preliminary approval of the settlement in October 2025. Final approval of the settlement remains pending. The Company believes the recorded accrual is adequate based on currently available information.

Office Create Litigation. On June 6, 2024, Office Create Corporation filed a civil action against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, false designation of origin, unfair competition, unjust enrichment, and civil conspiracy arising from the alleged distribution of the video game Cooking Mama: Cookstar. Office Create seeks monetary damages, which it asserts exceed $40 million. No damages have been awarded.

COKeM has denied the allegations. COKeM filed a third-party complaint against Planet Entertainment LLC and its principal seeking indemnification and contribution. Default has been entered against those third-party defendants. In January 2026, Office Create dismissed its claims against Plaion, Inc. and Plaion GmbH pursuant to a confidential settlement agreement. The matter remains in discovery, with trial readiness scheduled for October 2026. The Company maintains insurance coverage that may apply to this matter, subject to policy limits and shared coverage provisions. At this time, the Company cannot reasonably estimate the amount or range of any potential loss, if any, associated with this matter, and no accrual has been recorded.

Sparkle Pop Matter. On June 9, 2025, Sparkle Pop, LLC filed an adversary proceeding against the Company in the United States Bankruptcy Court for the District of Maryland in the matter In re Diamond Comic Distributors, alleging theft of trade secrets and tortious interference with contractual relations. The Company has moved to dismiss the amended complaint, and that motion remains pending. The Company denies the allegations. At this time, the Company cannot reasonably estimate the amount or range of any potential loss associated with this matter, and no accrual has been recorded.

TCPA Demand. In November 2025, the Company received a demand letter asserting potential claims under the federal Telephone Consumer Protection Act against its subsidiary, DirectToU, LLC, relating to alleged marketing text messages. No complaint has been filed, and discussions between the parties are ongoing. At this time, the Company cannot reasonably estimate the amount or range of any potential loss associated with this matter, and no accrual has been recorded.

Other Matters

From time to time, the Company is involved in other legal and regulatory matters arising in the ordinary course of business.

In December 2024, DirectToU, LLC received a third-party tender of defense regarding a notice of alleged noncompliance with California Proposition 65 concerning a product supplied by a vendor and sold by the Company. The Company discontinued the product and tendered defense to the supplier, which has assumed responsibility for responding to the notice. The Company does not believe this matter is material.

In July 2025, the Company received a cease-and-desist letter alleging a breach of a contractual non-solicitation provision. The Company disputes the allegations, has responded to the correspondence, and has not filed any litigation. The Company does not believe this matter is material.

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

Risks Related to the Acquisition and Integration of Endstate

On December 31, 2025, we completed the acquisition of Endstate Authentic LLC (“Endstate”). The acquisition introduces operational, financial, and strategic risks that could adversely affect our business if we are unable to successfully integrate or operate the acquired business. Endstate operates a digital authentication and loyalty-driven consumer brand that differs from our traditional wholesale and distribution operations. Successfully integrating Endstate requires, among other things, aligning technology platforms, operational processes, personnel, and corporate culture. We may experience challenges integrating Endstate’s systems and technology, retaining key employees, maintaining relationships with customers and partners, or achieving anticipated growth and synergies. If the integration of Endstate is delayed or unsuccessful, or if Endstate’s business does not perform as expected, our results of operations, cash flows, and financial condition could be materially adversely affected.

The Endstate acquisition includes contingent consideration and other payment obligations that may adversely affect our liquidity and results of operations.

As part of the Endstate acquisition, we assumed obligations that include contingent consideration arrangements, deferred consideration, and acquired royalty obligations. The contingent consideration is based on Endstate’s future financial performance and is subject to remeasurement at fair value each reporting period, with changes recognized in earnings. At December 31, 2025, we accrued $5,500,000 under earnout. Actual amounts payable under these arrangements could exceed the currently estimated amounts and may require significant cash resources. In addition, changes in the estimated fair value of contingent consideration could negatively impact earnings and result in earnings volatility in future periods. These obligations could adversely affect our liquidity, financial flexibility, and results of operations.

Our goodwill and intangible assets recorded in connection with the Endstate acquisition may become impaired.

In connection with the Endstate acquisition, we recorded additional goodwill and finite-lived intangible assets, including technology, trademarks, and customer relationships. The purchase price allocation for the acquisition is preliminary and subject to adjustment as valuation analyses are finalized. Goodwill and intangible assets are subject to impairment testing, which requires significant judgment and estimates regarding future cash flows, growth rates, and market conditions. If Endstate’s operating performance, consumer adoption, or market conditions do not meet our expectations, we may be required to record impairment charges in future periods. Any such impairment could be material and would adversely affect our results of operations and financial condition.

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

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: February 12, 2026	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer
(Principal Executive Officer)

