Form 10-Q
period 2026-03-31
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2026-05-14
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, 50,974,630 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

[1]	The 60 million Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share amounts)	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,237	$1,236
Trade Receivables, Net of Allowance for Credit Losses of $799 and $867, respectively	92,849	95,027
Inventory, Net	126,690	102,848
Other Current Assets	19,200	19,021
Total Current Assets	239,976	218,132
Property and Equipment, Net	10,919	11,291
Operating Lease Right-of-Use Assets, Net	16,875	19,214
Goodwill	94,081	89,116
Intangibles, Net	19,397	18,475
Other Long-Term Assets	1,644	789
Deferred Tax Asset, Net	4,211	4,211
Total Assets	$387,103	$361,228
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$158,453	$155,300
Accrued Expenses	12,660	9,548
Current Portion of Operating Lease Obligations	3,314	3,229
Current Portion of Finance Lease Obligations	2,720	3,075
Deferred Consideration	1,300	-
Contingent Liability	1,577	1,577
Total Current Liabilities	180,024	172,729
Revolving Credit Facility, Net	64,330	55,268
Finance Lease Obligation, Non- Current	7	1,931
Operating Lease Obligations, Non-Current	15,052	17,432
Shareholder Loan (subordinated), Non-Current	-	10,000
Contingent Liability, Non-Current	5,500
Acquired Royalty Obligation (Endstate), Non-Current	165	-
Warrant Liability	2,075	646
Total Liabilities	267,153	258,006
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding and 0 shares as of March 31, 2026, and June 30, 2025	-	-
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at March 31, 2026, and at June 30, 2025; Issued and Outstanding 50,974,630 Shares as of March 31, 2026, and 50,957,370 at June 30, 2025, respectively	5	5
Paid In Capital	48,719	48,570
Accumulated Other Comprehensive Loss	(76)	(76)
Retained Earnings	71,302	54,723
Total Stockholders’ Equity	119,950	103,222
Total Liabilities and Stockholders’ Equity	$387,103	$361,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands except share and per share amounts)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net Revenues	$258,201	$213,045	$880,886	$835,707
Cost of Revenues (excluding depreciation and amortization)	225,180	183,984	763,590	738,821
Operating Expenses
Distribution and Fulfillment Expense	11,120	9,989	33,161	31,425
Selling, General and Administrative Expense	16,878	14,187	48,545	41,092
Depreciation and Amortization	1,392	1,352	3,966	3,865
Transaction Costs	313	-	909	-
Insurance Claim Recovery	-	-	(408)	-
Restructuring Cost	-	4	2	73
Gain on Disposal of Fixed Assets	-	-	(24)	(15)
Total Operating Expenses	29,703	25,532	86,151	76,440
Operating Income	3,318	3,529	31,145	20,446
Other Expenses
Interest Expense	1,568	2,435	7,369	8,101
Change in Fair Value of Warrants	(884)	(1,676)	1,428	910
Total Other Expenses	684	759	8,797	9,011
Income Before Income Tax Expense	2,634	2,770	22,348	11,435
Income Tax Expense	323	919	5,769	2,116
Net Income	2,311	1,851	16,579	9,319
Net Income per Share – Basic	$0.05	$0.04	$0.33	$0.18
Weighted Average Common Shares Outstanding - Basic	50,963,322	50,957,370	50,959,324	50,957,370
Net Income per Share – Diluted	$0.05	$0.04	$0.32	$0.18
Weighted Average Common Shares Outstanding - Diluted	51,028,493	50,965,970	51,024,496	50,965,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended March 31, 2026 (Unaudited)

($ in thousands)	Common Stock Shares Issued and Outstanding	Par Value	Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at June 30, 2025	50,957,370	$5	$48,570	$(76)	$54,723	$103,222
Stock-based Compensation Expense	-	-	25	-	-	25
Net Income	-	-	-	-	4,880	4,880
Balances at September 30, 2025	50,957,370	$5	$48,595	$(76)	$59,603	$108,127
Stock-based Compensation Expense	-	-	69	-	-	69
Net Income	-	-	-	-	9,388	9,388
Balances at December 31, 2025	50,957,370	$5	$48,664	$(76)	$68,991	$117,584
Stock-based Compensation Expense	17,260	-	55	-	-	55
Net Income	-	-	-	-	2,311	2,311
Balances at March 31, 2026	50,974,630	$5	$48,719	$(76)	$71,302	$119,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended March 31, 2025 (Unaudited)

($ in thousands)	Common Stock Shares Issued	Par Value	Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Net Income		-	-	-	397	397
Balances at September 30, 2024	50,957,370	$5	$48,058	$(79)	$40,042	$88,026
Warrants conversion, from Liability to Equity	-	-	454	-	-	454
Net Income	-	-	-	-	7,071	7,071
Balances at December 31, 2024	50,957,370	$5	$48,512	$(79)	$47,113	$95,551
Net Income	-	-	-	-	1,851	1,851
Balances at March 31, 2025	50,957,370	$5	$48,512	$(79)	$48,964	$97,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net Income	$16,579	$9,319
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation of Property and Equipment	1,339	1,280
Amortization of Intangible Assets	2,627	2,585
Amortization of Deferred Financing Costs (Included in Interest Expense)	2,053	1,053
Allowance for Credit Losses	1,190	780
Change in Fair Value of Warrants	1,428	910
Deferred Income Taxes	-	(967)
Non-cash lease expense	2,339	2,157
Stock-based Compensation Expense	149	-
Gain on Disposal of Fixed Assets	(24)	(15)
Changes in Assets and Liabilities
Trade Receivables	988	(3,283)
Inventory	(23,842)	4,994
Income Taxes Payable	5,182	1,558
Operating Lease Obligations	(2,294)	(1,004)
Other Assets	(1,071)	(6,027)
Accounts Payable	3,153	6,368
Accrued Expenses and Contingent Liability	(2,467)	(3,627)
Net Cash Provided by Operating Activities	7,329	16,081
Cash Flows from Investing Activities:
Capital Expenditures	(974)	(52)
Cash Paid for Business Acquisition/Asset Purchase	(1,150)	(7,551)
Cash Inflow from Asset Disposal	30	15
Investment in Captive Stock	36	-
Net Cash Used in Investing Activities	(2,058)	(7,588)
Cash Flows from Financing Activities:
Payments on Financing Leases	(2,279)	(2,116)
Payments on Revolving Credit Facility	(882,067)	(778,620)
Borrowings on Revolving Credit Facility	889,722	773,144
Repayments on Shareholder Note (Subordinated), Non-Current	(10,000)	-
Deferred Financing Cost	(646)	-
Net Cash Used in Financing Activities	(5,270)	(7,592)
Net Increase in Cash	1	901
Cash, Beginning of the Period	1,236	1,129
Cash, End of the Period	$1,237	$2,030
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$7,300	$8,089
Cash Paid for Income Taxes	$2,062	$1,675
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Conversion of Warrants from liability to Equity	-	454

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On December 31, 2025, the Company completed the acquisition of Endstate Authentic LLC (“LLC”), a digital authentication and loyalty-driven consumer brand. The transaction was accounted for as a business combination under ASC 805. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The purchase price allocation is preliminary and subject to adjustment as the Company continues to finalize its valuation analyses. Results of operations for Endstate are included in the Company’s condensed consolidated financial statements beginning on the acquisition date. Additional information related to this acquisition is provided in Note 23 – Business Combinations.

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

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

*	Less than 10%

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Revenue	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Customer #1	22.5%	14.8%	20.5%	14.7%
Customer #2	10.5%	14.2%	13.8%	13.8%
Customer #3	10.7%	12.5%	10.5%	11.1

Receivables	March 31, 2026	June 30, 2025
Customer #1	25.6%	30.2%
Customer #2	*	13.1%
Customer #3	11.0	*

*	Less than 10%

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Purchases	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Supplier #1	27.0%	27.1%	23.5%	22.3%
Supplier #2	14.8%	14.1%	12.0%	10.8%
Supplier #3	*	*	*	14.4%
Supplier #4	16.5%	13.8%	11.3%	*

*	Less than 10%

Payables	March 31, 2026	June 30, 2025
Supplier #1	18.4%	18.8%
Supplier #2	13.4%	*
Supplier #3	16.1%	12.9%

*	Less than 10%

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

The following table sets forth the computation of basic and diluted net earnings per share of Common Stock for the three and nine months ended March 31, 2026, and 2025, respectively:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net Income (in thousands)	$2,311	$1,851	$16,579	$9,319
Basic and diluted shares
Weighted-average Class A Common Stock outstanding - Basic	50,963,322	50,957,370	50,959,324	50,957,370
Weighted-Average Class A Common Stock Outstanding - Diluted	51,028,493	50,965,970	51,024,496	50,965,970
Income per share for Class A Common Stock
— Basic	$0.05	$0.04	$0.33	$0.18
Income per share for Class A Common Stock
— Diluted	$0.05	$0.04	$0.32	$0.18

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met as of March 31, 2026, and March 31, 2025. For the three and nine months ended March 31, 2026, there are 9,920,090 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	March 31, 2026	June 30, 2025
Trade Receivables	$97,954	$100,799
Less:
Allowance for Credit Losses	(799)	(867)
Sales Returns Reserve	(2,130)	(2,257)
Customer Rebate and Discount Reserve	(2,176)	(2,648)
Total Allowances	(5,105)	(5,772)
Trade Receivables, Net	$92,849	$95,027

The following table provides a roll forward of the allowance for credit losses accounts for the periods ending March 31, 2026 and June 30, 2025:

Allowance for Credit Losses Roll forward	March 31, 2026	June 30, 2025
($ in thousands)
Beginning Balance	(867)	(648)
Current Period Provision for Expected Credit Losses	(1,190)	(1,068)
Write-offs	1,266	861
Recoveries of Previously Written-off Accounts	(8)	(12)
Ending Balance	(799)	(867)

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	March 31, 2026	June 30, 2025
Inventory	$129,816	$108,590
Less: Reserves	(3,126)	(5,742)
Inventory, Net	$126,690	$102,848

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	March 31, 2026	June 30, 2025
Other Assets–Current
Prepaid Intellectual Property	$1,917	$2,786
Escrow Receivable	8,500	8,500
Insurance Receivable	1,914	1,377
Prepaid Insurance	773	377
Contract Acquisition receivable	-	2,342
Prepaid Catalogs	694	632
Prepaid Manufacturing Components	1,102	385
Prepaid Maintenance	1,353	1,041
Other Current Assets	396	-
Prepaid Molding	336	140
Prepaid Shipping Supplies	1,946	1,270
Prepaid Vault	-	154
Prepaid Royalties	269	17
Total Other Assets–Current	$19,200	$19,021

Other Long-Term Assets
Deposits	$220	$175
Income tax receivable	1,424	614
Total Other Long-Term Assets	$1,644	$789

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	March 31, 2026	June 30, 2025
Property and Equipment
Leasehold Improvements	$1,313	$908
Machinery and Equipment	30,473	30,624
Furniture and Fixtures	1,688	1,717
Capitalized Software	10,377	10,377
Equipment Under Finance Leases	12,488	12,488
Computer Equipment	1,756	1,757
Construction in Progress	612	43
	58,707	57,914
Less: Accumulated Depreciation and Amortization	(47,788)	(46,623)
Total Property and Equipment, Net	$10,919	$11,291

Depreciation Expense for the three months ended March 31, 2026, and 2025 was $0.5 and $0.4 million respectively, and for the nine months ended March 31, 2026, and 2025, it was $1.3 and $1.3 million.

Note 7: Goodwill and Intangibles, Net

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years. The $4.97 million increase in goodwill during the nine months ended March 31, 2026 relates to the Endstate business combination discussed in Note 23, Business Combination (Endstate). For the periods ending March 31, 2026 and June 30, 2025, goodwill activity consisted of the following:

($ in thousands)	March 31, 2026	June 30, 2025
Goodwill, Beginning Balance	$89,116	$89,116
Additions	4,965	-
Goodwill, Ending Balance	$94,081	$89,116

Intangibles, Net consists of the following at:

($in thousands)		March 31, 2026		June 30, 2025
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	$(75,168)	$2,832	$(73,928)	$4,072
Contract Acquisition	2,100	(465)	1,635	(180)	1,620
Tradename - HMBR	6,800	-	6,800	-	6,800
Trademark - Endstate	800	(20)	780	-	-
Technology - Endstate	1,550	(39)	1,511	-	-
Customer Relationships - Endstate	900	(23)	877	-	-
Mecca Customer Relationships	8,023	(6,825)	1,198	(6,393)	1,630
Customer List	12,760	(8,996)	3,764	(8,407)	4,353
Total	$110,933	$(91,536)	$19,397	$(88,908)	$18,475

During the three months ended March 31, 2026, and 2025, the Company recorded amortization expenses of $0.9 and $0.8 million, respectively and during the nine months ended March 31, 2026, and 2025, the Company recorded amortization expenses of $2.6 and $2.6 million, respectively.

Expected amortization over the next five years and thereafter, as of March 31, 2026, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30,
Remaining in fiscal year 2026	$940
2027	3,711
2028	2,683
2029	1,404
2030	794
Thereafter	3,065
Total Expected Amortization	$12,597
Indefinite-lived Intangible asset	6,800
Total Intangible Assets	$19,397

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	March 31, 2026	June 30, 2025
Marketing Funds Accruals	$5,263	$4,870
Payroll and Payroll Tax Accruals	1,172	1,690
Accruals for Other Expenses	1,256	1,688
Income Tax Payable	4,569	-
Accrued Contract Liability	400	1,300
Total Accrued Expenses	$12,660	$9,548

Note 9: Revolving Credit Facility

New Credit Facility

On October 1, 2025, the Company entered into an asset-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of America, which refinanced and replaced its prior asset-based revolving credit facility with White Oak Commercial Finance, LLC. The Revolving Credit Facility provides for borrowings of up to $120.0 million, subject to a borrowing base, and matures on October 1, 2030.

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus an applicable margin of 1.50% through March 31, 2026 and 1.625% thereafter. The 30-day SOFR rate as of March 31, 2026 was 3.7%. The Company also pays a commitment fee of 0.15% per annum on unused availability. Commitment fees incurred during the three and nine months ended March 31, 2026 and March 31, 2025 were $0.01 million and $0.07 million, respectively and $0.09 million and $0.16 million respectively. Included in interest expense for the three and nine months ended March 31, 2026, is $1.6 million related to the accelerated amortization of unamortized deferred financing costs associated with the prior revolving credit facility that was refinanced and replaced.

Availability under the Revolving Credit Facility is based on eligible accounts receivable and inventory. As of March 31, 2026, availability was approximately $55.1 million, with outstanding borrowings of approximately $64.9 million.

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

The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of March 31, 2026.

Letters of Credit

The Revolving Credit Facility permits the issuance of letters of credit, which reduces availability under the borrowing base. As of March 31, 2026, the Company had letters of credit outstanding totaling $0.75 million.

Prior Credit Facility

The Company’s prior asset-based revolving credit facility with White Oak Commercial Finance, LLC (the “Prior Revolving Credit Facility”) provided for borrowings of up to $120 million, subject to a borrowing base, and was scheduled to mature on December 21, 2026. Borrowings under the Prior Revolving Credit Facility bore interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus a margin ranging from 4.00% to 4.25%. As of March 31, 2025, the effective interest rate on outstanding borrowings was 8.4%.

The Prior Revolving Credit Facility was terminated and fully repaid on October 1, 2025; therefore, as of March 31, 2026, no amounts were outstanding and an effective interest rate was not applicable.

As of June 30, 2025, outstanding borrowings under the Prior Revolving Credit Facility were approximately $57.0 million, with approximately $54.0 million in availability.

($ in thousands)	New Credit Facility March 31, 2026	Prior Credit Facility June 30, 2025
Outstanding Balance	$64,912	$57,257
Less: Deferred Finance Costs	(582)	(1,988)
Revolving Credit Facility, Net	$64,330	$55,269

During the three months ended March 31, 2026, and 2025, the Company incurred interest expense of approximately $1.5 and $1.5 million, respectively. During the nine months ended March 31, 2026, and 2025, interest expense was approximately $4.7 and $5.6 million, respectively.

Recurring amortization of deferred financing costs was approximately $0.31 million and $0.35 million for the three months ended March 31, 2026, and 2025, respectively, and approximately $0.92 million and $1.05 million for the nine months ended March 31, 2026, and 2025, respectively. In addition, interest expense for the nine months ended March 31, 2026, included approximately $1.6 of accelerated amortization of deferred financing costs related to the early refinancing and termination of the prior revolving credit facility on October 1, 2025.

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

As of March 31, 2026, and June 30, 2025, the Company had no remaining liability related to the terminated self-insured medical plans, as the previously accrued estimated run-out exposure was fully settled during the first quarter of fiscal 2026.

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

During the three and nine months ended March 31, 2026, and 2025, the Company contributed $0.3 million and 0.2 million, respectively and $0.7 million and $0.4 million, respectively, to the Plan.

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

The following table presents segment revenue, net income, and the significant segment expenses for the Company’s single reportable segment for the three and nine months ending March 31, 2026, and 2025:

Reconciliation to Condensed Consolidated Net Income:

($ in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
Net Revenues	$258,201	$213,045	$880,886	$835,707
Cost of Revenues (excluding depreciation and Amortization)	225,180	183,984	763,590	738,821
Distribution and Fulfillment Expense	11,120	9,989	33,161	31,425
Sales and Marketing	9,486	6,816	25,512	19,658
Other Segment items*	10,104	10,405	42,044	36,484
Net income	$2,311	$1,851	$16,579	$9,319

*	Other segment items include interest expense, income tax expense, general and administrative expenses, and technology expenses, which are reported separately on the condensed consolidated statements of operations.

Note 12: Income Taxes

The effective tax rates were 12% and 33% for the three months ended March 31, 2026 and 2025, respectively. In accordance with ASC 740-270, the Company calculates its interim income tax provision using an estimated annual effective tax rate (“ETR”) applied to year-to-date ordinary income. This approach ensures that the interim tax expense reflects the best estimate of the annual tax rate, as required by U.S. GAAP. Items that are unusual, infrequent, or not expected to recur such as discrete events are recognized separately in the period in which they occur and are not included in the estimated annual ETR. The difference between the Company’s effective tax rate for the three months ended March 31, 2026, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and fair value adjustments related to the Company’s warrant liability.

The effective tax rate was approximately 26% and 19% for the nine months ended March 31, 2026, and 2025, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the nine months ended March 31, 2026, primarily resulted from state income taxes, FDII, fair value adjustments related to the Company’s warrant liability, and tax items attributable to periods prior to the Company’s acquisition by its parent. The difference between the Company’s effective tax rate and the U.S. federal statutory rate for the nine months ended March 31, 2025, primarily resulted from state income taxes, FDII, and a discrete item related to an out-of-measurement period adjustment to the deferred tax liability related to software costs.

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

Note 13: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of March 31, 2026, and June 30, 2025.

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

In June 2025, the parties reached a settlement resolving the VPPA-related claims, subject to court approval. The settlement provides for a cash payment of $1.577 million to the class. The Company expects a portion of the settlement payment to be covered by insurance and, accordingly, recorded an insurance receivable of $1.377 million. The Company recorded a settlement liability of $1.577 million and the related insurance receivable during the three and nine months ended March 31, 2026, and such amounts remained recorded in accrued expenses on the Company’s condensed consolidated financial statements as of March 31, 2026.

The court granted preliminary approval of the settlement in October 2025. Final approval of the settlement remains pending. The Company believes the recorded accrual is adequate based on currently available information.

Office Create Litigation. On June 6, 2024, Office Create Corporation filed a civil action against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota, alleging contributory trademark infringement, false designation of origin, unfair competition, unjust enrichment, and civil conspiracy arising from the alleged distribution of Cooking Mama: Cookstar. Office Create seeks monetary damages in excess of $40 million. No damages have been awarded.

COKeM has denied the allegations and filed a third-party complaint against Planet Entertainment LLC and its principal seeking indemnification and contribution. Default has been entered against those third-party defendants. In January 2026, Office Create dismissed its claims against Plaion, Inc. and Plaion GmbH pursuant to a confidential settlement agreement, which is reflected in Office Create’s expert damages analysis.

Discovery is ongoing. On March 9, 2026, Office Create served an expert report opining that total damages are approximately $37.9 million. Trial readiness is scheduled for October 2026. The Company maintains insurance coverage that may apply, subject to policy limits. The Company cannot reasonably estimate a possible loss, and no accrual has been recorded.

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

Tariffs and Trade Policy: IEEPA Ruling and Contingent Refund

Background. From February 4, 2025, through February 24, 2026, the U.S. government imposed tariffs on imported goods pursuant to executive orders issued under the International Emergency Economic Powers Act (IEEPA). These tariffs affected certain products the Company imported during that period.

Supreme Court Ruling. On February 20, 2026, the U.S. Supreme Court issued a 6-3 decision in Learning Resources, Inc. v. Trump, No. 24-1287, holding that IEEPA does not authorize the President to impose tariffs. The ruling invalidated all IEEPA-based tariffs imposed during the period February 4, 2025, through February 24, 2026. Following the ruling, President Trump issued an executive order terminating the IEEPA tariff orders, effective February 24, 2026. The ruling did not affect tariffs imposed under other statutory authorities, including Section 232 (steel and aluminium) and Section 301 (goods of Chinese origin), which remain in effect.

CIT Refund Order. On March 4, 2026, the U.S. Court of International Trade (CIT) issued an order directing U.S. Customs and Border Protection (CBP) to refund IEEPA duties to importers of record through CBP’s normal administrative procedures. On March 6, 2026, the CIT suspended enforcement of that order to allow CBP time to develop a dedicated refund processing system. The CIT’s directive to provide refunds remains in place; only enforcement has been temporarily suspended. CBP has launched the Consolidated Administration and Processing of Entries (CAPE) portal on April 20, 2026, to process refund applications. The government’s deadline to appeal the scope of the CIT’s refund order is approximately June 7, 2026.

Contingent Refund. The Company is the importer of record on entries subject to IEEPA tariffs paid during the period February 4, 2025, through February 24, 2026. Based on the Company’s internal analysis of its CBP entry records, management estimates the total IEEPA tariffs paid for which a refund may be available to be approximately $1.5 million. The Company has not recognized a receivable for this amount in its condensed consolidated balance sheet as of March 31, 2026, as the refund process remains subject to administrative implementation by CBP, potential government appeal of the CIT’s refund order, and other procedural uncertainties. The amount and timing of any refund the Company ultimately receives may differ materially from management’s estimate. The Company intends to submit its refund application through the CAPE portal and will continue to monitor developments.

No Impact to Current Period Results. The impact of IEEPA tariffs on the Company’s cost of sales during the quarter ended March 31, 2026 and the year-to-date period was not material.

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

During the three-month periods ended March 31, 2026, and 2025, and the nine-months periods ended March 31, 2026, and 2025, the Company had additional sales to GameFly of $0.6 million, $0.7 million, $2.2 million, and $2.3 million, respectively. Sales to GameFly were conducted on terms consistent with those offered to third-party customers.

As of March 31, 2026, and June 30, 2025, the Company had receivables, net, from GameFly of approximately $0.1 and $0.03 million, respectively, which were included in other receivables, net, on the condensed consolidated balance sheets.

For the three months ended March 31, 2026, and 2025, the Company recognized revenue of $0.08 for consulting services provided to GameFly. For the nine months ended March 31, 2026, and 2025, the Company recognized revenue of $0.25 million.

For the three months ended March 31, 2026, and 2025, the Company incurred consulting expense of $0.02 million and $0.06 million, respectively, for services received from GameFly. For the nine months ended March 31, 2026, and 2025, the Company incurred consulting expense of $0.06 million and $0.17 million, respectively.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17.0 million line of credit with Bruce Ogilvie, a principal stockholder (the “Ogilvie Loan”). The Company made and repaid various short-term borrowings under the Ogilvie Loan through October 2023. The Ogilvie Loan would have matured on December 22, 2026, and bore interest at a rate equal to 30-day SOFR plus 5.0%.

In connection with the Company’s entry into an asset-based revolving credit facility with Bank of America on October 1, 2025, the Company repaid the outstanding balance of $10.0 million under the Ogilvie Loan in full. As a result, there were no amounts outstanding under the Ogilvie Loan as of March 31, 2026.

Interest expense related to the Ogilvie Loan was zero for the three months ended March 31, 2026, as no borrowings were outstanding during that period. Interest expense related to the Ogilvie Loan for the three months ended March 31, 2025, was approximately $0.2 million. Interest expenses for the nine months ended March 31, 2026, and 2025 were $0.2 and $0.8 million, respectively.

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

The White Oak credit facility was repaid in full and terminated on October 1, 2025. During the three and nine months ended March 31, 2026, the Company did not incur any related-party fees with BDCP; however, upon termination of the facility, the Company expensed $1.6 million of the remaining unamortized deferred financing costs associated with that facility. There were no amounts payable to BDCP as of March 31, 2026 and June 30, 2025.

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

Components of lease expense were as follows for the three and nine months ending March 31, 2026, and 2025:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Lease Cost ($ in thousands)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Finance Lease Cost:
Amortization of Right of Use Assets	372	364	1,116	1,103
Interest on lease liabilities	61	116	225	389
Capitalized Operating Lease Cost	1,066	1,104	3,199	3,228
Short – Term Lease Cost	19	24	59	55
Variable Lease Cost	251	297	720	800
Total Lease Cost	1,769	1,905	5,319	5,575

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from Capitalized Operating leases	1,074	717	3,152	2,074
Financing cash flows from finance leases	774	718	2,280	2,138

	March 31, 2026	June 30, 2025
Right of use assets obtained in exchange for new operating lease liabilities	-	-
Net Right of use asset remeasurement	-	-

Weighted average remaining lease term - finance leases (in Years)	0.77	1.58
Weighted average remaining lease term - operating leases (in Years)	4.81	5.52
Weighted average discount rate - finance leases	7.6%	7.1%
Weighted average discount rate – Capitalized operating leases	5.7%	5.7%

Maturities of operating and finance lease liabilities as of March 31, 2026 are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2026	$1,074	$836
2027	4,160	1,987
2028	4,249	-
2029	4,362	-
2030	4,493	-
Thereafter	2,680	-
Total Lease Payments	21,018	2,823
Less Imputed Interest	(2,652)	(96)
Present Value Obligation	18,366	2,727
Short-term Liability	3,314	2,720
Total	$15,052	$7

Finance ROU leases are recorded in Property and Equipment, net on the condensed consolidated balance sheets and is as follows:

	March 31, 2026	June 30, 2025
Cost	$13,831	$13,831
Additions	10	10
Accumulated Depreciation	(4,519)	(3,403)
Net Book Value	$9,322	$10,438

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is cancelled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of March 31, 2026, 463,800 shares were awarded under the 2023 Plan.

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

For the three and nine months ended March 31, 2026, and 2025, there was no impairment recorded.

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

Note 19: Stock-Based Compensation

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

During the three months ended March 31, 2026, the Company granted restricted stock awards to certain employees pursuant to employment offer letters executed in December 2025. Although the employment offer letters reference a December 31 grant date, the Company determined that, for accounting purposes under ASC 718, the grant date was January 1, 2026, as this was the date on which all requisite terms of the awards were finalized, requisite approvals were obtained, and the employees commenced service. Accordingly, the fair value of these awards was measured as of January 1, 2026, and stock-based compensation expense is recognized over the requisite service period beginning on that date. During the three and nine months ended March 31, 2026, 2,000 shares of restricted stock vested under the 2023 Plan.

In connection with awards granted, the Company recognized $0.1 and $0 and $0.1 and $0 in stock-based compensation expense during the three and nine months ended March 31, 2026, and March 31, 2025.

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

For the nine months ended March 31, 2026 and 2025, changes in the fair value of warrant liabilities reduced reported EPS by $0.03 and $0.02 per share, respectively. These changes were primarily driven by movements in the market price of our common stock and changes in the volatility assumptions used in the valuation model. For the three and nine months ended March 31, 2026 and 2025, the Company recorded (i) gains of $0.9 million and $1.7 million and (ii) losses of $1.4 million and $0.9 million, respectively, related to the fair value measurement of warrant liabilities. Reported EPS benefited by $0.02 and $0.03 for the three months ended March 31, 2026 and 2025, respectively.

The fair value of the warrant liabilities at March 31, 2026, and June 30, 2025, was a reduction of $0.9 and $0.6 million, respectively, and is recorded under warrant liabilities on the condensed consolidated balance sheets.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised, transferred to public warrants or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 22 – Fair Value.

Note 21: Warrants

At March 31, 2026, and June 30, 2025, there were 6,519,083 Public Warrants, and 3,357,667 Private Placement Warrants, and 43,340 Representatives Warrants issued and outstanding, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (the “Warrants”).

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

As of March 31, 2026 and June 30, 2025, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of March 31, 2026, and June 30, 2025, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of March 31, 2026, and June 30, 2025 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	March 31, 2026	June 30, 2025
Stock Price	$6.55	$3.77
Exercise price per share	$11.50	$11.50
Risk-free interest rate	3.71%	3.63%
Expected term (years)	1.87	2.62
Expected volatility	45.4%	47.1%
Expected dividend yield	-	—

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

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$2,075	$-	$-	$2,075

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$646	$—	$—	$646

The table below presents the change in the number and fair value of the Private and Representative Warrants for the period ended March 31, 2026, and March 31, 2025 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2025	3,356,767	$638	43,340	$8	3,401,007	$646
Exercised	-	-	-	-	-	-
Change in value	-	$1,444	-	19	-	$1,463
September 30, 2025	3,356,767	$2,082	43,340	$27	3,401,007	$2,109
Exercised	-	-	-	-	-	-
Change in value	-	$839	-	$11	-	$850
December 31, 2025	3,356,767	$2,921	43,340	$38	3,401,007	$2,959
Exercised	-	-	-	-	-	-
Change in value	-	$(873)	-	$(11)	-	$(884)
March 31, 2026	3,356,767	$2,048	43,340	$27	3,401,007	$2,075

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Change in value	-	$41	-	-	-	$41
September 30, 2024	4,120,000	$285	50,090	$3	4,170,090	$288
Exercised	-	-	-	-	-	-
Change in classification from Private to Public	(762,333)	(450)	(6,750)	(4)	(769,083)	(454)
Change in value	-	$2,509	-	$36	-	$2,545
December 31, 2024	3,357,667	$2,344	43,340	$35	3,401,007	$2,379
Exercised	-	-	-	-	-	-
Change in value	-	$(1,650)	-	$(26)	-	$(1,676)
March 31, 2025	3,357,667	$694	43,340	$9	3,401,007	$703

Note 23: Business Combinations - Endstate

On December 31, 2025, Alliance Entertainment Holding Corporation (the “Company”), through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Endstate (the “Acquisition”). The Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The Acquisition was completed to enhance the Company’s technology capabilities and expand its digital and direct-to-consumer product offerings. The results of operations of the acquired business were included in the Company’s condensed consolidated financial statements at March 31, 2026, since the acquisition date was not material.

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

Note 24: Subsequent Events

The Company evaluated subsequent events occurring through May 14, 2026, the date these condensed consolidated financial statements were issued (or available to be issued). Based on this evaluation, the Company did not identify any non-recognized subsequent events that requires disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective for the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is to provide information that the Company’s management team believes is necessary to achieve an understanding of its financial condition and the results of business operations with particular emphasis on the Company’s future and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended June 30, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2025.

This analysis contains forward-looking statements concerning the Company’s performance expectations and estimates. Other than statements with historical context, commentary should be considered forward-looking and carries with it risks and uncertainties. See “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors, of this Form 10-Q for a discussion of other uncertainties, risks and assumptions associated with these statements.

Alliance is a leading global wholesaler and distributor of collectibles, physical media, entertainment products, hardware, and accessories across multiple platforms. Through an established multi-channel strategy, the Company serves as a key link between leading content producers and manufacturers and top-tier retail partners, both domestically and internationally. Alliance partners with premier suppliers, including Universal Pictures, Nintendo, Warner Bros. Home Entertainment, Walt Disney Studios, Sony Pictures, Lionsgate, Universal Music Group, Sony Music Entertainment (including The Orchard), Warner Music Group, Microsoft, Take-Two Interactive, Electronic Arts, Funko, and Mattel. The Company maintains an in-stock assortment of over 340,000 SKUs, including vinyl records, video games, compact discs, DVDs, Blu-ray titles, and collectibles. In addition to its wholesale operations, Alliance distributes exclusive content through AMPED Distribution and Alliance Home Entertainment, and operates as a value-added wholesale distributor, direct-to-consumer (“DTC”) distributor, and e-commerce provider. Its customer base includes leading retailers such as Walmart, Amazon, Barnes & Noble, Target, Verizon, BJ’s Wholesale Club, Costco, eBay, Best Buy, and Kohl’s, among others. The Company sells export-permitted products to customers in more than 70 countries worldwide.

Additionally, Alliance manages a diverse portfolio of owned e-commerce brands through its DirectToU LLC division, catering to various entertainment and collectible markets. Notable brands include CDWow, Vinyl Unlimited, DeepDiscount, PopMarket, Collectibles Unlimited, Critics’ Choice Video, Collectors’ Choice Music, Movies Unlimited and WowHD.

Alliance provides advanced distribution and technology platforms that enable the efficient sale and fulfillment of physical entertainment products and collectibles across retail and e-commerce channels. These capabilities are further enhanced by Handmade by Robots, which expands the Company’s portfolio of premium licensed collectibles, and Alliance Authentic (formerly Endstate), which delivers NFC-enabled authentication and digital product identity technology to support product verification and authenticated resale. Together, these capabilities strengthen Alliance’s position in the collectibles market by enabling secure, traceable, and scalable distribution of high-value physical products. In addition, Alliance supports its retail partners with integrated back-office services, including fully operational EDI and logistics infrastructure, to facilitate both ongoing operations and new product launches.

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

In January 2026, Alliance Entertainment entered into an exclusive home entertainment license agreement with Amazon MGM Studios Distribution for physical media distribution in the United States and Canada. Under the agreement, the Company acts as the exclusive distributor of Amazon MGM Studios’ physical media titles, including new releases and select catalog content, across wholesale, e-commerce, and brick-and-mortar retail channels. The partnership broadens the Company’s physical media portfolio, particularly in higher-value and collectible offerings, while leveraging its scale, marketing capabilities, and omnichannel fulfillment platform to drive distribution and category growth.

Merger, Asset Purchase and Business Acquisition

Alliance has a proven history of successfully acquiring and integrating competitors and complementary businesses. The Company will continue to evaluate opportunities to identify targets that meet strategic and economic criteria.

On December 31, 2025, Alliance completed its strategic acquisition of Endstate Authentic LLC and established Endstate Authentic LLC (“Endstate”) as a wholly owned subsidiary focused on authentication and resale technology. The acquisition supports the launch of Alliance Authentic, a new premium platform designed to create authenticated, certified vinyl collectibles and a trusted global marketplace for buying, selling, and trading investment-grade physical media. Endstate’s patented NFC-enabled authentication and digital product identity technology enables real-time product verification, counterfeit prevention, and authenticated resale services, forming the technological foundation of the Alliance Authentic platform. As part of the transaction, Endstate co-founders Bennett Collen and Stephanie Howard joined Alliance’s leadership team as President and Senior Vice President of Operations, respectively. The acquisition resulted in the recognition of $5 million of goodwill and $3.3 million of identifiable intangible assets as of March 31, 2026, primarily related to Endstate’s proprietary technology and digital identity systems. Management believes the acquisition strengthens Alliance’s strategic position in the growing authenticated collectibles market and supports the development of new technology-enabled and recurring revenue opportunities.

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

Macroeconomic Uncertainties

The Company continues to operate amid macroeconomic uncertainty during the period ended March 31, 2026, including inflationary pressures, evolving trade policies, and geopolitical instability related to ongoing global conflicts. While inflation has moderated compared to prior periods, consumer discretionary spending remains uneven, impacting demand across certain product categories. The Company continues to experience cost pressures associated with existing and potential tariffs on imported goods, particularly for internationally sourced physical media and collectibles. In response, management continues to actively manage pricing, product mix, and sourcing strategies to mitigate the effects of economic and trade-related volatility. While these conditions may persist, the Company believes its diversified product portfolio and focus on higher-value and collectible offerings position it to effectively navigate the current environment. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

Tariffs and Trade Policy

The U.S. trade policy environment has undergone significant change since early 2025. From February 4, 2025, through February 24, 2026, the U.S. government-imposed tariffs on a broad range of imported goods under IEEPA. These tariffs affected certain products distributed by the Company. The impact of IEEPA tariffs on the Company’s cost of sales during the three months ended March 31, 2026, was not material.

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that IEEPA does not authorize the President to impose tariffs, invalidating all IEEPA-based tariff orders. The President subsequently revoked the IEEPA tariff orders effective February 24, 2026. Following litigation before the U.S. Court of International Trade, CBP launched the CAPE portal on April 20, 2026, to process IEEPA refund applications. Based on its internal analysis of CBP entry records, the Company estimates it may be entitled to refunds of approximately $1.5 million in IEEPA tariffs previously paid. This amount has not been recognized in the financial statements as of March 31, 2026, due to uncertainties surrounding the refund process, including potential government appeal and administrative implementation. See Note 13 to the condensed consolidated financial statements.

Despite the invalidation of IEEPA-based tariffs, other tariff authorities remain in effect. The administration has imposed a 10% temporary import surcharge under Section 122 of the Trade Act of 1974, effective February 24, 2026, and currently scheduled to expire July 24, 2026, along with continuing Section 301 tariffs on goods of Chinese origin and Section 232 tariffs on steel and aluminum products. The Company continues to evaluate the impact of the evolving trade policy environment on its sourcing, cost structure, and product distribution arrangements. While the Company’s exposure to currently effective tariffs has not been material to date, a further escalation of tariffs or the imposition of new tariff measures could adversely affect the Company’s cost of sales, gross margin, or supply chain in future periods.”

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

Alliance Entertainment Holding Corporation

Results of Operations Three Months Ended March 31, 2026, Compared to Three Months Ended

March 31, 2025

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net Revenues	$258,201	$213,045
Cost of Revenues (excluding depreciation and amortization)	225,180	183,984
Operating Expenses
Distribution and Fulfillment Expense	11,120	9,989
Selling, General and Administrative Expense	16,878	14,187
Depreciation and Amortization Expense	1,392	1,352
Transaction Costs	313	-
Restructuring Costs	-	4
Total Operating Expenses	$29,703	$25,532
Operating Income	3,318	3,529
Other Expenses
Change in Fair Value of Warrants	(884)	(1,676)
Interest Expense	1,568	2,435
Total Other Expenses	684	759
Income Before Income Tax Expense	2,634	2,770
Income Tax Expense	323	919
Net Income	$2,311	$1,851

Net Revenue: Year over year, total net revenues increased from $213.0 million to $258.2 million (+$45.2 million, +21.2%) for the three months ended March 31, 2026. The increase was driven by broad-based growth across several key product categories, most notably CDs, vinyl records, collectibles, and electronics. CD sales increased significantly, rising approximately 90% year-over-year, while vinyl remained the largest category, growing by 14.7%, supported in part by increased demand ahead of Record Store Day in April. Collectibles and electronics also delivered strong growth, reflecting continued consumer demand for higher-value and premium physical products. Video (DVD/Blu-ray/UltraHD) and gaming revenues increased by 4.6% and 12.4%, respectively, contributing to overall growth, though at a more moderate pace. Digital downloads declined by $1.1 million (-31.4%), consistent with the Company’s strategic focus on physical media and collectibles. Overall, revenue performance during the quarter reflected strong demand across core physical product categories and a continued shift in mix toward higher-value offerings, partially offset by declines in digital formats. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 30.4% of gross revenue for the three months ended March 31, 2026.

Year over year, vinyl record sales increased from $86 million to $99 million for the three months ended March 31, 2026, representing an increase of $13 million, or 15%, compared to the prior-year period. The increase was primarily driven by higher unit sales volume, reflecting continued consumer demand for vinyl records. Growth during the quarter benefited from several notable vinyl releases, including major pop and rock comeback albums, high-profile pop titles, and early-year metal and industrial releases, as well as continued interest in collectible and limited-edition offerings. Sales were also supported by retailer and consumer purchasing in advance of Record Store Day in April 2026. Vinyl continued to perform well as a preferred physical music format among both established and emerging audiences, and increased demand more than offset relatively stable pricing during the period, resulting in overall year-over-year revenue growth.

Music Compact Disc (CD) sales increased from $21 million to $39 million for the three months ended March 31, 2026, representing an increase of $19 million, or 90%, compared to the prior-year period. The increase in revenue was primarily driven by a 39% increase in unit sales volume, along with a 37% increase in average selling price. The growth in unit volume reflects sustained demand for physical music products tied to select high-profile releases and catalog strength, as well as continued consumer interest in collectible and value-priced CD formats. While the broader music market continues to shift toward streaming and digital consumption, CD performance during the quarter ended March 31, 2026, was supported by loyal fan purchasing behavior, particularly for major artist releases and genre-driven demand in pop and international music segments, with K-pop remaining a key driver of incremental volume, helping to offset long-term category decline pressures.

Physical movie sales, which include DVD, Blu-ray, and Ultra HD formats, increased from $58 million to $61 million for the three months ended March 31, 2026, representing growth of $3 million, or 5%, compared with the same period in the prior year. The increase was primarily driven by higher unit shipments, along with a modest 0.5% increase in average selling price, resulting in overall revenue growth. Performance during the quarter benefited from a steady cadence of theatrical releases and continued consumer demand for premium physical formats, including 4K Ultra HD and collectible SteelBook editions. The primary driver of the increase was the Paramount partnership, which was initially launched in January 2025 but began to meaningfully ramp in April 2025, contributing to stronger title availability, improved retail placement, and increased volume during the current period. In addition, the Amazon MGM Studios Distribution partnership introduced during the year provided incremental catalog depth and further supported assortment expansion across key retail channels. A favorable product mix shift toward higher-margin premium products also contributed to the increase in average selling price and partially offset softness in lower-priced catalog titles.

For the quarter ended March 31, 2026, collectibles revenue increased from $5 million to $8 million, a gain of $3 million, or 48%, compared to the same period last year. While unit volume declined by 11%, this was more than offset by a 67% rise in average selling prices, which drove the overall increase in revenue. The improvement reflects a mix shift toward higher-priced collectibles, supported by expanded sourcing efforts and the addition of new vendors in the latter half of 2025, which contributed incremental sales during the quarter. Performance also benefited from the transition of Handmade by Robots from a distributed brand in 2024 to an owned brand in 2025, along with improved margins from certain legacy brands following inventory optimization initiatives implemented in the prior year.

For the quarter ended March 31, 2026, electronics revenue increased from $2.6 million to $4.0 million, representing growth of $1.4 million, or 53%, compared to the prior-year period. The increase was driven by a 19% rise in unit sales volume, along with a 29% increase in average selling price, both of which contributed to the overall revenue growth. The higher average selling price reflects a shift in product mix toward higher-priced items, as well as competitive pricing dynamics. Electronics sales primarily consist of audio playback devices and accessories, including turntables, headphones, speakers, and related products, which are typically sold as complementary items alongside physical music and movie media. Growth in the category was also supported by continued strength in vinyl and physical media sales, which helped drive demand for playback devices and related accessories.

Gaming product revenue increased from $29 million to $33 million for the three months ended March 31, 2026, representing an increase of $4 million, or 12%, compared to the prior-year period. The growth was driven by a 6% increase in unit sales volume and a 7% increase in average selling price. The improvement in performance was primarily attributable to steady demand for the Nintendo Switch II, which was released in June 2025 and therefore did not contribute to the prior-year quarter. Sales during the current period benefited from continued consumer interest in this next-generation console platform and related software titles, as well as improved product availability compared to the prior year. Gaming product sales primarily consist of consoles, physical game titles, and accessories. As a distributor of physical gaming products, the Company continues to align its product mix and distribution strategy with evolving consumer preferences, while monitoring supply chain conditions and broader industry trends.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $184 million to $225 million for the year-over-year period, representing an increase of $41 million, or 22%, primarily reflecting higher sales volume and the corresponding increase in product costs. Gross margin dollars increased by $4 million, driven by overall sales growth, partially offset by margin compression. For the quarter ended March 31, 2026, gross margin declined from 13.6% to 12.8%, a decrease of 80 basis points compared with the same period in the prior year. The decrease was primarily attributable to a lower mix of digital sales, which carry higher margins, as well as reduced trade spending and vendor rebates received during the period. Additional pressure on margins resulted from slightly higher freight costs and increased product returns processed during the quarter, which negatively impacted gross margin.

Operating Expenses: Total operating expenses for the quarter increased from $25.5 million to $29.7 million, an increase of 16.3% year over year, while declining as a percentage of net revenue from 12.0% to 11.5%. The increase in absolute dollars was driven primarily by higher selling, general and administrative (“SG&A”) expenses (excluding depreciation and amortization) and distribution and fulfillment costs. SG&A expenses increased from $14.2 million to $16.9 million, reflecting strategic investments in infrastructure, technology, and personnel to support the Company’s exclusive content partnerships and future growth initiatives. Despite the increase in dollars, SG&A as a percentage of net sales improved from 6.7% to 6.5% for the quarter ended March 31, 2026. Distribution and fulfillment expenses increased from $10.0 million to $11.1 million, or 11.3%, primarily due to higher shipping volumes, partially offset by improved operating leverage. However, these costs decreased as a percentage of net revenue from 4.7% to 4.3%. The Company continues to utilize a flexible labor model within its warehouse operations, with a higher proportion of temporary staffing to support seasonal and demand-driven fluctuations, while maintaining targeted investments in automation to enhance efficiency and scalability over time. Fulfillment payroll increased to $7.1 million from $6.2 million in the prior year, primarily driven by higher staffing levels to support increased demand; however, as a percentage of net revenue, it improved from 2.9% to 2.7%, reflecting improved labor productivity and operating leverage. This was further supported by a slight 0.3% decrease in average labor costs per hour. Depreciation and amortization expense remained consistent at $1.4 million compared with the prior-year period.

Interest Expense: For the three months ended March 31, 2026, total interest expense decreased from $2.4 million to $1.6 million (-$.9 million, -35.6%) versus the prior year period. The decrease was primarily driven by a lower effective interest rate, which declined from 8.9% to 7.3%, following the transition of the Company’s revolving credit facility from White Oak to Bank of America. This reduction in borrowing costs was partially offset by an increase in the average revolver balance from $68.4 million to $81.4 million (+$15.7 million, +23%), reflecting increased utilization of the facility to support working capital needs and improved liquidity.

Income Tax: For the three months ended March 31, 2026, an income tax expense of $0.3 million was recorded compared to $0.9 million for the prior year period. Alliance reported a pretax income of $2.6 million for the three months ended March 31, 2026, versus income of $2.8 million for the three months ended March 31, 2025. The effective tax rate was 12% and 33% for the three months ended March 31, 2026, and 2025, respectively. In accordance with ASC 740-270, the Company calculates its interim income tax provision using an estimated annual effective tax rate (“ETR”) applied to year-to-date ordinary income. This approach ensures that the interim tax expense reflects the best estimate of the annual tax rate, as required by U.S. GAAP. Items that are unusual, infrequent, or not expected to recur—such as discrete events—are recognized separately in the period in which they occur and are not included in the estimated annual ETR. The difference between the Company’s effective tax rate for the three months ended March 31, 2026, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and fair value adjustments related to the Company’s warrant liability.

Non-GAAP Financial Measures: For the three months ended March 31, 2026, we had non-GAAP Adjusted EBITDA of approximately $5.1 million compared with Adjusted EBITDA of approximately $4.9 million in the prior year period, or a year-over-year improvement of $0.2 million. We define Adjusted EBITDA as net income (loss) adjusted to exclude: (i) income tax expense; (ii) interest expense; (iii) depreciation and amortization; (iv) changes in the fair value of warrant liabilities; and (v) other non-recurring or non-cash items, including transaction costs and stock-based compensation. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net Income	$2,311	$1,851
Add back:
Interest Expense	1,568	2,435
Income Tax Expense	323	919
Depreciation and Amortization Expense	1,392	1,352
EBITDA	$5,594	$6,557
Adjustments
Stock-based Compensation Expense	55	-
Transaction Costs	313	-
Change In Fair Value of Warrants	(884)	(1,676)
Restructuring Cost	-	4
Adjusted EBITDA	$5,078	$4,885

Alliance Entertainment Holding Corporation

Results of Operations Nine Months Ended March 31, 2026, Compared to Nine Months Ended

March 31, 2025

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net Revenues	$880,886	$835,707
Cost of Revenues (excluding depreciation and amortization)	763,590	738,821
Operating Expenses
Distribution and Fulfillment Expense	33,161	31,425
Selling, General and Administrative Expense	48,545	41,092
Depreciation and Amortization Expense	3,966	3,865
Transaction Costs	909	-
Restructuring Costs	2	73
Insurance Claim Recovery	(408)	-
Gain on Disposal of Fixed Assets	(24)	(15)
Total Operating Expenses	$86,151	$76,440
Operating Income	31,145	20,446
Other Expenses
Interest Expense	7,369	8,101
Change in Fair Value of Warrants	1,428	910
Total Other Expenses	8,797	9,011
Income Before Income Tax Expense	22,346	11,435
Income Tax Expense	5,769	2,116
Net Income	$16,579	$9,319

Net Revenue: Year over year, total net revenues increased from $836 million to $881 million for the nine months ended March 31, 2026 (+$45 million, +5%). The increase reflected broad-based growth across the Company’s core physical entertainment categories, partially offset by softness in gaming and digital downloads. Overall performance benefited from continued demand for physical media, collectibles, and related services, as well as the Company’s broad distribution platform, deep inventory positions, and exclusive content arrangements. Alliance Entertainment remains a leading distributor of entertainment products and content across music, video, gaming hardware, electronics and pop culture collectibles. With exclusive distribution rights for approximately 150 studios and labels in the film and music industry, the Company is well positioned to serve both business-to-business and direct-to-consumer channels. In addition, the acquisition of Handmade by Robots and the Paramount and newly obtained Amazon MGM Studios Distribution licensing contracts further expand the Company’s portfolio of exclusive and differentiated content. In addition, our unique DTC suite of distribution and inventory solutions for the e-commerce retail industry, including our consumer direct subsidiary DirectToU LLC, accounted for approximately 34.8% of gross revenue for the nine months ended March 31, 2026.

Year over year, vinyl record sales increased from $266 million to $287 million (+$21 million, +8%) for the nine months ending March 31, 2026. The increase in revenue was driven by a 4% increase in unit sales volume and a 4% increase in average selling price. The growth in unit volume reflects continued consumer demand for physical music formats, particularly among collectors and enthusiasts seeking premium and limited-edition releases. Volume growth during the period was also supported by strong pre-orders and early purchasing activity ahead of Record Store Day in April 2026, as retailers and consumers prepared for anticipated limited-edition releases. In addition, higher average selling prices were driven by a favorable shift in product mix toward premium and specialty vinyl formats, including colored vinyl, boxed sets, and collectible editions. Overall, vinyl performance benefited from strong new release activity, expanded retail distribution, and sustained demand for vinyl as a preferred format among both established and emerging artists.

Music Compact Disc (CD) sales increased from $94 million to $114 million for the nine months ended March 31, 2026, representing an increase of $20 million, or 21%, year over year. The increase was driven by a 14% increase in unit volume and a 6% increase in average selling price. The growth reflects strengthening demand for physical music products, supported by continued consumer interest in tangible and collectible formats despite the broader industry shift toward streaming and digital consumption. Sales during the period were supported in part by the release of The Life of a Showgirl, the twelfth studio album by Taylor Swift, which was released on October 3, 2025, and generated significant physical sales activity throughout the nine-month period ended March 31, 2026. In addition, sustained demand for K-pop releases continued to be a meaningful contributor to CD performance, driven by strong fan engagement and collectible multi-version purchasing behavior. Continued consumer interest in select physical releases and collectible CD editions also contributed to revenue growth, as fans continued to prioritize special editions and packaged formats even as broader industry trends favor streaming and digital formats.

Physical movie sales, encompassing DVD, Blu-ray, and Ultra HD formats, increased from $197 million to $260 million for the nine months ended March 31, 2026, representing an increase of $63 million, or 31%, compared with the same period in the prior year, and accounted for approximately 30% of total net sales during the period. The increase in revenue was driven by a 3% increase in average selling price, together with a 28% increase in unit shipments, resulting in significant year-over-year growth. Performance during the period benefited from a consistent flow of theatrical releases and sustained consumer demand for premium formats, including 4K Ultra HD and collectible SteelBook editions. Growth was supported by the continued ramp of the Paramount exclusive content partnership, which was launched in January 2025, and contributed to expanded title availability, improved retail placement, and stronger unit performance throughout the period. In addition, the newly launched Amazon MGM Studios Distribution partnership in January 2026 further expanded the Company’s film portfolio and enhanced assortment breadth across key retail channels. A favorable shift in sales mix toward premium, higher-margin content supported the increase in average selling price and partially offset softness in lower-priced catalog titles.

For the nine months ended March 31, 2026, collectibles revenue rose from $16 million to $22 million (+$6 million, +37%) compared with the prior-year period. Although unit volume declined 20%, a 71% increase in average selling price more than offset lower volumes and drove revenue growth. Results were supported by the addition of over 20 new collectibles vendors that began contributing sales in the latter part of 2025, generating more than $1.5 million in incremental revenue. Existing vendors also delivered higher sales driven by new product lines and Handmade by Robots’ transition from a distributed brand in 2024 to an owned brand in 2025 contributed meaningfully to year-over-year performance.

For the nine months ended March 31, 2026, electronics revenue increased from $11 million to $12 million, representing growth of $1 million, or 6%, compared to the prior-year period. The increase was driven by an 8% rise in unit sales volume, partially offset by a 2% decline in average selling price. The decrease in average selling price primarily reflects changes in product mix and competitive pricing dynamics, reflecting continued demand for entry-level and mid-tier audio playback devices alongside premium accessory offerings. Electronics sales primarily consist of audio playback devices and related accessories, including turntables, headphones, speakers, and other ancillary products that complement physical music and movie media.

Gaming product revenue declined from $226 million to $158 million, a decrease of $68 million, or 30%, for the nine months ended March 31, 2026. The decline was driven by a 29% decrease in average selling price, together with a slight 1% decrease in unit sales volume year-over-year. The reduction in average selling price primarily reflected a pause in higher-priced arcade hardware purchases following a reassessment of vendor partnerships, as well as limited availability of certain hardware products and delays in major game releases during the period. While unit volumes were supported in part by strong demand for the Nintendo Switch II following its release in June 2025, this was not sufficient to offset declines in other higher-value product categories, resulting in a slight overall decline in unit sales volume. As a result, overall revenue decreased during the period. As a distributor of physical gaming products, the Company continues to adjust its product mix and sourcing strategies to align with evolving consumer demand and to manage profitability.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $739 million to $764 million (+$25 million, +3%) year-over-year, primarily reflecting higher overall sales volume. The increase was partially offset by a more favorable product mix and the impact of exclusive content partnerships, which supported higher-margin physical media sales. For the nine months ended March 31, 2026, gross margin increased from 11.6% to 13.3%, an expansion of 170 basis points compared with the prior-year period. The improvement was driven by higher average selling prices, a favorable shift toward premium and exclusive content, including the continued ramp of the Paramount partnership and the launch of Amazon MGM Studios Distribution in January 2026, as well as improvements in distribution-related economics, all of which contributed to enhanced overall profitability.

Operating Expenses: Total operating expenses for the nine months ended March 31, 2026, increased from $76.4 million to $86.2 million (+$9.7 million, +12.7%), and rose as a percentage of net revenue from 9.1% to 9.8% compared with the same period in the prior year. The increase was primarily driven by higher selling, general, and administrative expenses, which grew from $41.1 million to $48.5 million (+$7.4 million, +18.1%) reflecting strategic investments in infrastructure, technology, and personnel to support exclusive content partnerships and ongoing growth initiatives. These increases also include costs associated with various operational and strategic projects undertaken during the period. Distribution and fulfillment expenses increased modestly from $31.4 million to $33.2 million (+$1.7 million, +5.5%) and remained consistent as a percentage of net revenue at 3.8% year over year. The Company continues to invest in warehouse automation initiatives while utilizing a flexible labor model, including a higher proportion of temporary staffing, to support demand variability and project-based activities. As a result, fulfillment payroll increased slightly from $20.7 million to $21.4 million (+$.7 million, +3.1%) however, it declined as a percentage of net revenue from 2.5% to 2.4%, reflecting improved labor productivity and operating leverage, despite an approximately 2% increase in average hourly labor costs driven by market conditions. The Company continues to identify and implement process improvements to enhance operational efficiency and support long-term scalability. Depreciation and amortization remained consistent at $3.9 million for the nine months ended March 31, 2026, compared with the prior-year period.

Interest Expense: For the nine months ended March 31, 2026, total interest expense decreased from $8.1 million to $7.4 million (-$.7 million, -8.6%) compared with the prior-year period. Included in the $7.4 million for the current period is $1.6 million of non-recurring expense related to the amortization of deferred financing costs associated with the Company’s former White Oak credit facility, including advisory fees of $1.8 million previously paid to B&D Capital Partners, LLC, a firm partially owned by board member W. Tom Donaldson III. Excluding this non-recurring amortization, interest expense declined more significantly year-over-year, primarily due to a lower effective interest rate following the transition to Bank of America, which decreased from 9.4% to 7.7%, a reduction of 170 basis points. This benefit was achieved despite a modest increase in the average revolver balance to $81 million from $78 million, reflecting increased utilization of the facility to support working capital needs and improved cash flow flexibility.

Income Tax: For the nine months ended March 31, 2026, an income tax expense of $5.8 million was recorded compared to $2.1 million for the prior year period. Alliance reported a pretax income of $22.3 million for the nine months ended March 31, 2026, versus $11.4 million for the nine months ended March 31, 2025. The effective tax rate was approximately 26% and 19% for the nine months ended March 31, 2026, and 2025, respectively. In accordance with ASC 740-270, the Company calculates its interim income tax provision using an estimated annual effective tax rate (“ETR”) applied to year-to-date ordinary income. This approach ensures that the interim tax expense reflects the best estimate of the annual tax rate, as required by U.S. GAAP. Items that are unusual, infrequent, or not expected to recur—such as discrete events—are recognized separately in the period in which they occur and are not included in the estimated annual ETR. The difference between the Company’s effective tax rate for the nine months ended March 31, 2026, and the federal statutory rate primarily resulted from state income taxes, Foreign Derived Intangible Income, and fair value adjustments related to the Company’s warrant liability.

Non-GAAP Financial Measures: For the nine months ended March 31, 2026, we had non-GAAP Adjusted EBITDA of approximately $35.7 million compared with Adjusted EBITDA of approximately $24.4 million in the prior year period, or a year-over-year improvement of $11.3 million. We define Adjusted EBITDA as net gain or loss adjusted to exclude: (i) income tax expense; (ii) other income (loss); (iii) interest expense; (iv) depreciation and amortization expense; and (v) other non- recurring expenses. Our method of calculating Adjusted EBITDA may differ from other companies and accordingly, this measure may not be comparable to measures used by other companies. We use Adjusted EBITDA to evaluate our own operating performance and as an integral part of our planning process. We present Adjusted EBITDA as a supplemental measure because we believe such a measure is useful to investors as a reasonable indicator of operating performance. We believe this measure is a financial metric used by many investors to compare companies. This measure is not a recognized measure of financial performance under GAAP in the United States and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. See the table below for a reconciliation, for the periods presented, of our GAAP net income (loss) to Adjusted EBITDA.

	Nine Months Ended	Nine Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net Income	$16,579	$9,319
Add back:
Interest Expense	7,369	8,101
Income Tax Expense	5,769	2,116
Depreciation and Amortization Expense	3,966	3,865
EBITDA	$33,683	$23,401
Adjustments
Stock-based Compensation Expense	149	-
Transaction Costs	909
Change In Fair Value of Warrants	1,428	910
Restructuring Cost	2	73
Insurance Claim Recovery	(408)	-
Gain on Disposal of Property and Equipment	(24)	(15)
Adjusted EBITDA	$35,739	$24,369

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

Our primary sources of liquidity are cash on hand, cash provided by operating activities, and borrowings under our revolving credit facility. As of March 31, 2026, the Company had $1.2 million of cash on hand and $64 million outstanding under the Revolving Credit Facility. While working capital requirements increased during the period, reflecting higher inventory levels to support sales growth, period-end borrowings under the revolving credit facility decreased from $68 million under the Prior Credit Facility as of March 31, 2025, to $64 million as of March 31, 2026, primarily due to the timing of repayments and improved availability under the new facility. As a result, availability increased from $52 million to $56 million over the same period (+$4 million, +8%).

Under the Revolving Credit Facility, the Company may request the issuance of letters of credit, which reduce availability under the borrowing base and increase outstanding borrowings. As of March 31, 2026, the Company had a $750,000 letter of credit outstanding, which reduced availability under the Revolving Credit Facility and increased borrowings outstanding by a corresponding amount. The letter of credit is collateralized under the terms of the credit agreement and does not represent restricted cash held by the Company.

($in millions)	March 31, 2026	March 31, 2025
Revolver Balance	$64	$68
Availability	$56	$52

As of March 31, 2026, the Company intends to continue relying primarily on its borrowing capacity under the Revolving Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $7.34 as of April 24, 2026, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities, and liquidity needs.

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements for the nine months ended March 31, 2026, and 2025.

	Nine Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net Income	$16,579	$9,319
Net Cash Provided By (Used In):
Operating Activities	$7,329	$16,081
Investing Activities	$(2,058)	$(7,588)
Financing Activities	$(5,270)	$(7,592)

For the nine months ended March 31, 2026, the Company generated $7.3 million of cash from operating activities, compared to $16.1 million generated in the prior-year period. The decrease in operating cash flow was primarily driven by working capital changes, most notably a use of cash in inventory of $23.8 million, compared to a $5.0 million increase in the prior-year period, reflecting higher purchasing activity and timing of inventory receipts to support sales growth and upcoming demand periods. Accounts payable increased by $3.2 million, compared to a $6.4 million increase in the prior year, indicating a lower level of vendor financing relative to the prior period and contributing to the reduction in operating cash flow. Partially offsetting these impacts, trade receivables increased by $1.0 million compared to a $3.3 million increase in the prior-year period, reflecting improved collections and more efficient receivables management. Overall, the change in operating cash flow reflects the Company’s investment in working capital to support growth, partially offset by improvements in receivables performance.

Cash used in investing activities was $2.1 million for the nine months ended March 31, 2026, compared to $7.6 million used during the same period in the prior year. Cash used during the current period primarily reflects $1.0 million of capital expenditures related to facility improvements and warehouse automation, as well as $1.2 million of cash paid in connection with the Endstate acquisition completed on December 31, 2025, partially offset by minor proceeds from asset disposals. Cash used in the prior-year period was significantly higher and was primarily driven by $7.6 million of cash paid for the business acquisition relating to Handmade by Robots, with minimal capital expenditures in that period. The year-over-year decrease in investing cash outflows reflects lower acquisition-related spending in the current period compared to the prior year.

Net cash used in financing activities was $5.3 million for the nine months ended March 31, 2026, compared with net cash used of $7.6 million in the prior-year period. Financing activities during the current period primarily reflected net repayments under the Company’s revolving credit facility and the repayment of $10.0 million of loans from Bruce Ogilvie, Executive Chairman of the Board and a principal stockholder of the Company, as well as $0.7 million of deferred financing costs associated with the transition to the Bank of America credit facility. This compared to the prior-year period, which primarily reflected net repayments under the revolving credit facility and higher acquisition-related financing activity. The lower level of net cash used in the current period reflects improved liquidity management and more efficient utilization of the Company’s revolving credit facility following its transition to Bank of America, which provides enhanced borrowing capacity and more favorable financing terms.

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

No changes were made to the critical accounting estimates discussed in the 2025 Annual Report during the nine months ended March 31, 2026.

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

In June 2025, the parties reached a settlement resolving the VPPA-related claims, subject to court approval. The settlement provides for a cash payment of $1.577 million to the class. The Company expects a portion of the settlement payment to be covered by insurance and, accordingly, recorded an insurance receivable of $1.377 million. The Company recorded a settlement liability of $1.577 million and the related insurance receivable during the three months ended September 30, 2025, and such amounts remained recorded in the Company’s condensed consolidated financial statements as of March 31, 2026.

The court granted preliminary approval of the settlement in October 2025. Final approval of the settlement remains pending. The Company believes the recorded accrual is adequate based on currently available information.

Office Create Litigation. On June 6, 2024, Office Create Corporation filed a civil action against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota, alleging contributory trademark infringement, false designation of origin, unfair competition, unjust enrichment, and civil conspiracy arising from the alleged distribution of Cooking Mama: Cookstar. Office Create seeks monetary damages in excess of $40 million. No damages have been awarded.

COKeM has denied the allegations and filed a third-party complaint against Planet Entertainment LLC and its principal seeking indemnification and contribution. Default has been entered against those third-party defendants. In January 2026, Office Create dismissed its claims against Plaion, Inc. and Plaion GmbH pursuant to a confidential settlement agreement, which is reflected in Office Create’s expert damages analysis.

Discovery is ongoing. On March 9, 2026, Office Create served an expert report opining that total damages are approximately $37.9 million. Trial readiness is scheduled for October 2026. The Company maintains insurance coverage that may apply, subject to policy limits. The Company cannot reasonably estimate a possible loss, and no accrual has been recorded.

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

Item 1A. Risk Factors

In addition to the risks described below, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ending June 30, 2025, filed with the SEC on September 10, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As part of the Endstate acquisition, we assumed obligations that include contingent consideration arrangements, deferred consideration, and acquired royalty obligations. The contingent consideration is based on Endstate’s future financial performance and is subject to remeasurement at fair value each reporting period, with changes recognized in earnings. At March 31, 2026, we have accrued $5,500,000 under earnout. Actual amounts payable under these arrangements could exceed the currently estimated amounts and may require significant cash resources. In addition, changes in the estimated fair value of contingent consideration could negatively impact earnings and result in earnings volatility in future periods. These obligations could adversely affect our liquidity, financial flexibility, and results of operations.

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

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: May 14, 2026	By:	/s/ Jeffrey Walker
	Name:	Jeffrey Walker
	Title:	Chief Executive Officer
(Principal Executive Officer)

