Form 10-K
period 2026-06-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2026-09-10
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ☐ NO ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2025, was $27,062,514.

As of September 10, 2026, 50,979,630 shares of Class A common stock, par value $0.0001 per share, and 60,000,000 shares of contingent1 Class E common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

[1]	The 60 million contingent Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

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

These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We discuss in greater detail and incorporate by reference into this annual report in their entirety, many of these risks and uncertainties under the heading “Risk Factors” contained in this annual report and in the documents incorporated by reference herein. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Alliance connects top content creators, including Universal Pictures, Warner Bros. Home Video, Walt Disney Studios, Sony Pictures, Lionsgate, Paramount Pictures, Universal Music Group, Sony Music, Warner Music Group, Microsoft, Nintendo, Take-Two, Electronic Arts, Ubisoft, and Square Enix with leading retailers such as Walmart, Amazon, Best Buy, Barnes & Noble, Wayfair, Costco, Dell, Verizon, Kohl’s, Target, and Shopify. Through its multi-channel distribution model, the Company serves more than 35,000 retail locations and approximately 200 online storefronts across more than 75 countries.

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

To support its recent strategic expansion into collectibles and fan-focused categories, Alliance recently launched three new divisions:

■	Alliance Home Entertainment, the exclusive distributor of Paramount Pictures’ physical media content as of January 1, 2025, and of Amazon MGM Studios’ physical media content as of January 1, 2026, offering full-service support across production, marketing, and retail execution.

■

Handmade by Robots, In December 2024, the Company acquired Handmade by Robots (“HMBR”), a designer of licensed vinyl collectible figures, for approximately $7.55 million in a transaction accounted for as a business combination under ASC 805. See Note 16 – Business Combinations and Asset Purchase.

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

Founded in 1990 (formerly CD Listening Bar, Inc.), Alliance has grown through organic expansion and sixteen accretive acquisitions, including Phantom Sound and Vision, MSI Music, Infinity Resources, ANconnect, Mecca Electronics, Distribution Solutions, Mill Creek, COKeM, Think3Fold, and Super D (Alliance Entertainment). This growth is supported by the Company’s scalable operating platform and experienced management team.

On December 31, 2025, the Company completed the acquisition of Endstate Authentic LLC (“Endstate”), a digital authentication and loyalty-driven consumer brand. The transaction was accounted for as a business combination under ASC 805. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. Results of operations for Endstate are included in the Company’s consolidated financial statements beginning on the acquisition date. Additional information related to this acquisition is provided in Note 22 – Business Combinations..

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer (the “Merger”). The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding contingent Class E shares and warrant liabilities, as discussed further in Notes 15 and 20.

Alliance’s Business

With more than thirty five years of distribution experience, Alliance serves customers of every size, providing a suite of services to resellers and retailers worldwide. We believe that our efficient processing and essential seller tools noticeably reduce the costs associated with administrating multiple vendor relationships and streamline the overall purchasing experience. Alliance believes that it is a single source for all customer entertainment product needs. As a solutions-based operation, Alliance seeks to drive sales for their suppliers with broad product selection and cost-efficient processing.

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

Alliance: Alliance was a competitor to CD Listening Bar prior to its 2013 combination with CD Listening Bar, through which the two businesses were merged. Alliance primarily serviced Barnes & Noble, Best Buy, and hundreds of independent retailers.

COKeM: Alliance acquired COKeM International Ltd. in September 2020. COKeM is a video game and accessory distributor, providing full-service distribution and fulfillment across a wide array of industries and product categories. Alliance acquired Mecca Electronics in 2018, and in 2021 Mecca Electronics was merged into COKeM. In 2024 COKeM has merged in Alliance.

AMPED Distribution: a division of Alliance which serves as the exclusive supplier of physical media to retailers in the United States for over 100 small music labels.

Distribution Solutions: an aggregator and distributor of independent film labels in North America. Alliance acquired Distribution Solutions in 2018. Over 50 movie studios are exclusively distributed to over 30,000 retail stores through Distribution Solutions. In 2025 Distribution Solutions has merged into Alliance Home Entertainment.

DirectToU: consists of Alliance’s owned retail brands operating under the dbas of ImportCDs, Deep Discount, Collectors Choice Music, Collectors Choice, Vinyl, Blow It Out of Here, Wow, Pop Market, Collectors Choice Video, and Movies Unlimited. Most of these brands were purchased from Infinity Resources in 2010.

Mill Creek Entertainment: an independent studio for Blu-ray, DVD, and digital distribution. With direct sales pipelines to primary retail and online partners, Mill Creek licenses, produces, markets, and distributes film and television content to over 30,000 retail stores and to thousands of websites across North America. Its library includes theatrical feature films, classic and contemporary television series, original documentary productions, and pop-culture catalog titles. In 2025 Mill Creek has merged into Alliance Home Entertainment.

NCircle Entertainment: founded in 2006, NCircle is an independent distributor of children’s and family entertainment content, with a focus on programming that supports early learning. NCircle’s library includes children’s brands such as Gigantosaurus, The Cat in the Hat Knows a Lot About That!, Llama Llama, The Octonauts, Sonic Boom, and The Snowman. In 2025 Ncircle Entertainment has merged into Alliance Home Entertainment.

Alliance Home Entertainment: launched in January 2025, Alliance Home Entertainment is Alliance’s dedicated home entertainment distribution division, and was established in connection with a multi-year agreement under which Alliance serves as the exclusive distributor of Paramount Pictures’ physical media, including DVDs, Blu-rays, and 4K UHD titles, across the United States and Canada. In January 2026, the Company entered into an exclusive agreement with Amazon MGM Studios for physical media distribution in the United States and Canada, which is also managed through this division. The division provides full-service support across production, marketing, and retail execution.

Alliance Authentic: Alliance Authentic is the Company’s internally developed brand and platform for authenticated, certified collectibles, including certified vinyl, and a marketplace for buying, selling, and trading investment-grade physical media. The platform is built on the near-field communication (NFC)-enabled authentication and digital product identity technology held by Endstate Authentic LLC.

Handmade by Robots: Acquired in December 2024, Handmade by Robots produces licensed vinyl collectible figures styled to resemble knitted or crocheted plush toys, featuring characters from licensed entertainment franchises. The acquisition included inventory, tooling equipment, and a trademark associated with the product line. See Note 16 – Business Combinations

Endstate Authentic: a wholly owned subsidiary acquired on December 31, 2025 and focused on authentication and resale technology. Endstate’s patented NFC-enabled authentication and digital product identity technology enables real-time product verification, counterfeit prevention, and authenticated resale services, and supports the Company’s internally developed Alliance Authentic brand. See Note 22- Business Combinations

Selection:

Product Categories : Alliance consolidates and distributes a portfolio of entertainment products with over 340,000 SKUs in stock in core media and entertainment product areas in five primary categories:

●	Gaming Products: For the fiscal year ended June 30, 2026, gaming represented approximately 16% of Alliance revenues on a consolidated basis. Leading products distributed are Nintendo, Microsoft, and third-party video game publishers. For the year ended June 30, 2025, gaming represented approximately 24% of Alliance revenues on a consolidated basis.

●	Vinyl Records: For the fiscal year ended June 30, 2026, vinyl represented approximately 33% of all Company revenues on a consolidated basis. For the year ended June 30, 2025, vinyl represented approximately 32% of Alliance revenues on a consolidated basis.

●	Digital Video Discs (DVD)/Blu-Ray/UltraHD: Sales for the fiscal year ended June 30, 2026, represented approximately 30% of Alliance’s consolidated revenue. For the year ended June 30, 2025, DVD, Blu-Ray and UltraHD represented approximately 26% of Alliance revenues on a consolidated basis.

●	Compact Discs: CDs for the fiscal year ended June 30, 2026, represent approximately 14% of Alliance’s consolidated revenue. For the year ended June 30, 2025, CDs represented approximately 12% of Alliance revenues on a consolidated basis.

●	Collectables and Electronics: Sales in Collectables and Consumer Electronics represented approximately 4% of the Company consolidated revenue for the fiscal year ended June 30, 2026, and approximately 4% of Alliance revenues on a consolidated basis for the year ended June 30, 2025.

Technology:

Alliance continues to strengthen its competitive position through ongoing investment in two complementary areas of technology: automation of its distribution and fulfillment operations, and proprietary product-authentication and digital identity capabilities that support the Company’s expansion into authenticated collectibles.

Warehouse Automation

Alliance continues to improve its warehouse operations through targeted investments in automated handling equipment at its Shepherdsville, Kentucky facility. In December 2022 implementation of an AutoStore Automated Storage & Retrieval System for handling primarily LP’s, which improved warehouse speed, reliability, capacity, and accuracy. In April 2024, the Company implemented the OPEX Sure Sort X® system to automate the sortation of non-standard size products, replacing manual sorting processes, reducing labor costs, accelerating processing times, and lowering the potential for product damage. In 2026, an additional 5,000 totes were added for expansion of AutoStore to 57,000 totes. Together, these automation initiatives have contributed to operational efficiencies and cost savings.

Product Authentication and Digital Identity

On December 31, 2025, Alliance completed its strategic acquisition of Endstate Authentic LLC (“Endstate”), establishing it as a wholly owned subsidiary focused on authentication and resale technology. Endstate’s patented NFC-enabled authentication and digital product identity technology enables real-time product verification, counterfeit prevention, and authenticated resale services. This technology forms the foundation of Alliance Authentic, a premium platform designed to create authenticated, certified vinyl collectibles and a trusted global marketplace for buying, selling, and trading investment-grade physical media. By embedding secure, traceable digital identity into high-value physical products, these capabilities strengthen Alliance’s position in the growing authenticated collectibles market and support the development of new technology-enabled and recurring revenue opportunities. The NFC chip we use is NXP’s NTAG424, the data on the tag can be encrypted and using AES-128 encryption the tag cannot be cloned or counterfeited acting as sure-fire authentication for any collectables. The chip generates a new unique code on each scan which can be verified by a third-party server.

Customer and Stakeholder Platforms

Alliance’s technology platforms provide stakeholders with seamless access to the Company’s global inventory through a modern, user-friendly interface accessible on desktop, notebook, and mobile devices.

Key features include:

●	Advanced product search and personalized selection tools

●	Integrated Hubspot marketing and customer relationship management (CRM) tools supporting multi-channel retailer marketplaces. Hubspot with its AI tools was installed and working as Februry 2026.

●	Conversational commerce and Fintech solutions providing diverse payment options

●	Self-service purchasing and 24/7 customer support

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

Distributors of physical media continue to navigate changes in consumer demand, an evolving omni-channel retail environment, and ongoing supplier consolidation. While many consumers have shifted to digital formats such as streaming music and video services, management believes a growing market remains for collectible physical media, including vinyl records, specialty SteelBook® DVDs, CD box sets, and pop culture collectibles. There have been news reports that consumers prefer to own their music, movies, and gaming rather than rent.

This shift in demand, coupled with structural changes in the retail and supplier landscape, is contributing to the consolidation of distribution networks. Management believes this presents an opportunity for distributors, such as Alliance, that are positioned to meet the evolving needs of retailers and suppliers that wish to outsource because physical media is not their core competency.

Although overall demand for physical media has declined, niche markets serving music and movie enthusiasts have shown growth. This trend is reflected in the rising popularity of K-pop releases in CD and vinyl formats, special edition SteelBook® DVDs, and 4K UHD Blu-ray titles, particularly among consumers seeking exclusive content. Nostalgia and collector-driven purchases remain a factor driving customer demand, with buyers valuing artwork, perceived audio quality, and the intrinsic value of limited-edition formats.

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

Building on this platform, in January 2026 the Company entered into an exclusive home entertainment license agreement with Amazon MGM Studios for physical media distribution in the United States and Canada, covering new releases and select catalog content across wholesale, e-commerce, and brick-and-mortar retail channels. The agreement broadens the Company’s physical media portfolio, particularly in higher-value and collectible offerings, and leverages its scale, marketing capabilities, and omnichannel fulfillment platform.

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

The Company believes the following strengths are key to its ability to grow and maintain its position as a market leader:

●	Proven Management Team with Significant Ownership Alignment. Senior management has more than 30 years of industry experience and maintains significant ownership in the Company, aligning management’s interests with those of stockholders.

●	Significant barriers to entry and market leadership. Alliance is a leader in fulfillment and e-commerce distribution with over 340,000 SKUs in stock. The company’s market leadership is further protected by a three-pronged moat of services, selection, and technology. The company’s platforms create efficiencies that benefit its partners in the physical media and entertainment marketplace. As a result, both suppliers and retail customers rely on the company’s platforms to drive transaction volume.

●	Strategic Partnerships with Major Content Providers. Through Alliance Home Entertainment, the Company has established strong distribution relationships with major studios and independent content owners. Most recently, the Company secured exclusive physical media distribution agreements with Paramount Home Entertainment and Amazon MGM Studios, reinforcing Alliance’s role as a key physical media partner and unlocking new growth opportunities within the home entertainment segment.

6

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

●	Organic Growth Opportunities. Alliance will seek to grow revenue and expand margins through the expansion of partnerships with vendors and customers and investment in existing facilities.

●	Proven track record of building scale through significant acquisitions. Since its inception, Alliance has successfully acquired and integrated sixteen businesses that have greatly expanded the vendors and customers we are supporting. This M&A activity has built scale and added capabilities to the Company’s platforms. Further, Alliance has demonstrated an ability to integrate those companies into its existing platforms to fundamentally improve the acquired businesses. Alliance management believes significant consolidation opportunities remain to drive future growth by acquiring complementary businesses and competitors.

●	Modern technology distribution platform and interface. The Company’s technology platform increases transaction efficiency, provides great mobile accessibility, and incorporates modern marketing and Fintech tools.

Strategy for Future Growth

Alliance will continue to capitalize on its services, selection, technology, strategic studio relationships, and scalable distribution infrastructure to drive profitable growth both organically and through acquisitions. The Company continues to maintain a disciplined approach to capital allocation while investing in strategic initiatives, expanding higher-margin product categories, and pursuing opportunities that strengthen its market position.

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

Capitalize on Strategic Studio Partnerships. Building on our exclusive distribution agreements with Paramount Home Entertainment and Amazon MGM Studios through Alliance Home Entertainment, we intend to develop additional studio partnerships to expand our footprint in the physical media market.

Suppliers

Alliance distributes and markets over 400,000 products worldwide from more than 600 of the industry’s premier physical media entertainment products suppliers. The Company maintains approximately 340,000 SKUs of unique items in its inventory.

For the fiscal year ended June 30, 2026, Alliance’s five largest suppliers accounted for approximately 65% of total product receipt value, which represents the cost value of inventory received from suppliers, compared to approximately 59% for the fiscal year ended June 30, 2025. One supplier accounted for approximately 23% of Alliance’s total product receipt value in each of the fiscal years ended June 30, 2026 and 2025.

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

For the year ended June 30, 2026, Alliance’s top three customers represented approximately 45% of its consolidated revenue. Alliance’s top customer represented approximately 21% of its consolidated net sales. By comparison, for the fiscal year ended June 30, 2025, the top three customers generated approximately 40% of consolidated revenue with one customer representing approximately 15%.

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

Competition

Alliance faces competition from a variety of competitors, including some of our own suppliers that sell directly to certain segments of the market, wholesale distributors, retailers, and internet-based businesses. We are a leading company in the sale and marketing of physical media entertainment and collectible products, including vinyl, gaming, DVDs, CD’s and consumer products and toys offerings and authenticated collectibles, and operate in the competitive e-commerce business environment. We compete with several smaller physical media companies in our product categories, as well as with many larger e-commerce companies in the United States and internationally. In addition, we compete with entertainment companies that digitally download and stream their products and other established authentication businesses. Competition is based primarily on meeting consumer product preferences and on the quality and play value of our physical media products and experiences. To a lesser extent, competition is also based on product pricing.

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

Intellectual Property

Alliance’s intellectual property is an important component of its business. The Company relies on a combination of patents and patent applications, domain names, trademarks, copyrights, know-how and trade secrets, as well as contractual provisions and restrictions, to protect its intellectual property.

In connection with its acquisition of Endstate, the Company acquired a portfolio of patents and patent applications relating to NFC chip-enabled authentication of physical goods and the linking of physical assets to corresponding digital assets. As of June 30, 2026, the Company held two issued United States patents, which expire in 2042, and 16 pending patent applications in the United States and in foreign and international jurisdictions. The Company also owns registered United States trademarks, including its ENDSTATE marks, a registered copyright, and various domain names, and maintains unregistered marks used in its authentication business.

The Company intends to continue prosecuting its pending applications and to pursue additional patent protection to the extent it believes it would be beneficial and cost effective. The Company cannot provide assurance that any pending application will result in an issued patent, or that any issued patent will provide meaningful protection against competitors.

As of June 30, 2026, the Company owned 22 U.S. registered or pending trademarks and one registered or pending trademark in another jurisdiction. Alliance also owns 128 domain names including www.deepdiscount.com, www.aent.com, www.cokem.com, www.importcds.com, www.ds.aent.com, and www.AMPEDdistribution.com.

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

Human Capital Resources

As of June 30, 2026, Alliance had approximately 724 employees on its payroll and approximately 143 workers hired through staffing agencies throughout the U.S. and internationally. Staffing agencies are used to flex labor capacity to ensure the labor supply and demand are in balance. None of Alliance’s employees are subject to a collective bargaining agreement and Alliance believes it has a good relationship with its employees and staffing agencies.

Employees & Demographics. With respect to global demographics on June 30, 2026, approximately 49% of the Company’s payroll employees are female and 51% are male.

Talent & Turnover. With a focus on talent acquisition, the leadership team seeks out the most qualified candidates for open roles and endeavors to keep them at Alliance. Alliance has a robust program for seeking out those candidates, which ranges from sourcing through talent applications, reviewing direct applicants and using internal referrals to fill roles. Additionally, Alliance strives to promote internally when possible. Alliance’s program resulted in an annualized turnover rate of about 12% for the fiscal year ended June 30, 2026.

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

Periodic Reporting and Financial Information

Our Class A common stock and warrants are registered under the Exchange Act, and as a smaller reporting company, we have specific reporting obligations. We file annual, quarterly, and current reports with the SEC, which include financial statements audited by our independent registered public accounting firm. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov). These reports and other important information are available on our website at www.aent.com under the Investor Relations section, free of charge, as soon as they are filed with the SEC. Please note that information on our website is not incorporated by reference into this report.

We qualify as a “smaller reporting company” under SEC regulations and as a non-accelerated filer. These statuses allow us to benefit from certain reduced disclosure obligations, including the option to provide only two years of audited financial statements, scaled executive-compensation disclosure, and exemption from the auditor attestation requirement regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. We will remain a smaller reporting company for so long as we satisfy the applicable public float and revenue thresholds, which are re-measured annually.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition, and/or operating results. It is important that investors and stakeholders read this summary together with the more detailed description of each risk contained below:

●	If Alliance fails to respond to or capitalize on the rapid technological development in the music, video, gaming, and entertainment industry, including changes in entertainment delivery formats, its business could be harmed.

●	If Alliance does not successfully optimize and operate its fulfillment network, its business could be harmed.

●	Disruptions in Alliance’s supply chain have increased product expenditures and could result in an adverse impact on results of operations.

●	Inflation could cause Alliance’s product costs and operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.

●	Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Alliance’s customers could negatively impact Alliance’s sales growth and results of operations.

●	Our expansion places a strain on our management, operational, financial, and other resources.

●	Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks;

●	Our business will suffer if we are not successful in developing and expanding our partner brands across our consumer base.

●	Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors;

●	If we are unable to navigate through global supply chain challenges, our business may be harmed;

●	If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed;

●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution and logistics, and the loss of any of our key suppliers or service providers could negatively impact our business;

●	We face significant inventory risk;

●	We rely on third-party suppliers, labels, studios, publishers, suppliers, retail and ecommerce partners and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services;

●	Alliance’s existing and any future indebtedness could adversely affect its ability to operate its business;

●	Covenants and events of default under Alliance’s Credit Agreement could limit our ability to undertake certain types of transactions and adversely affect our liquidity;

●	Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions;

●	If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed;

●	Alliance has engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations;

●	We might not be able to maintain the listing of our Class A common stock on the Nasdaq Capital Market;

●	We are subject to risks arising from international trade policies, including the imposition of new or increased tariffs on imported goods.

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

We face competition. If we are unable to compete effectively with existing or new competitors, our revenues, market share and profitability could decline

Our businesses are rapidly evolving and competitive, and we have many competitors in different industries, including physical, e-commerce, and omni-channel retail, e-commerce services, digital content and electronic devices, web and infrastructure computing services, transportation and logistics services and authentication services, and across geographies, including cross-border competition. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may also secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

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

Acquisitions and investments have been a component of our growth and the development of our business, such as our acquisition of Endstate in December 2025, Hand Made by Robots in December 2024 and COKeM in September 2020. Acquisitions can broaden and diversify our brand holdings and product offerings and allow us to build additional capabilities and competencies of the company.

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

In fiscal year 2026, ecommerce sales represented approximately 35% of overall sales as consumers increasingly purchased our products online as compared to through in-store shopping. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. This supply chain is further strained by customers desiring faster delivery at reduced costs. Additionally, if our technology and systems used to support ecommerce order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.

The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

For the year ended June 30, 2026, our top three customers generated approximately 45% of our net sales, and our largest customer accounted for approximately 21% of our total net sales. For the year ended June 30, 2025, our top customer accounted for 15% of total net sales.

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

We face significant inventory risk.

In addition to risks described elsewhere relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavour to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment, and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, and at times we are unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. If our inventory forecasting and production planning processes result in higher inventory levels exceeding the levels demanded by customers or should our customers decrease their orders with us, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

We are subject to credit risk and may be subject to substantial write-offs if one or more of our significant customers default on their payment obligations to us.

We currently allow our major customers between 30 and 60 days to pay for each sale. This practice, while customary, presents an accounts receivable write-off risk, including the financial creditworthiness of our customers, if one or more of our significant customers defaulted on their payment obligations to us. Any such write-off, if substantial, would have a material adverse effect on our business and results of operations.

During the fiscal year ended June 30, 2026, we recorded a $7.8 million vendor transaction loss related to the write-off of a receivable associated with a historical rebate arrangement with Tastemakers. The receivable represented amounts previously accrued under a contractual vendor rebate program and was expected to be recovered through future purchase order deductions and other contractual recovery mechanisms. During the fiscal ended June 30, 2026, Tastemakers ceased operations and was no longer able to fulfill its obligations under the arrangement, resulting in the determination that the remaining receivable balance was no longer recoverable. Accordingly, we recorded a non-cash charge of approximately $7.8 million to write off the remaining balance which negatively impacted our results of operations for the fiscal year. While we believe that this charge is not reflective of our ongoing operating performance as it resulted from a specific counterparty insolvency event rather than current-period merchandising, purchasing, or distribution activities, we are at risk that other customers may experience financial difficulties anddefault in their obligations to us which could result in a significant write-off and adversely affect our operating results in future periods.

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

On October 1, 2025, the Company, as parent, and certain of its subsidiaries, as borrowers and/or Guarantors, entered into a Loan and Security Agreement with Bank of America, N.A., as agent, and the other lenders from time to time party thereto (the “Credit Agreement”), which provides for a $120.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility also permits, subject to the satisfaction of certain conditions and the consent of the Agent and the other lenders, additional borrowings in an amount not to exceed $50.0 million, and provides for a $3.0 million sub-limit for letters of credit. The Revolving Credit Facility matures on October 1, 2030 (the “Revolving Credit Facility Maturity Date”). As of June 30, 2026, the Company had approximately $74 million outstanding under the Revolving Credit Facility (see Note 8 to Notes to Consolidated Financial Statements).

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus an applicable margin of 1.50% through March 31, 2026 and 1.625% thereafter. The 30-day SOFR rate as of June 30, 2026 was 3.61%. The Company also pays a commitment fee of 0.15% per annum on unused availability. Commitment fees incurred during the year ended June 30, 2026 and June 30, 2025 were $0.12 million and $0.22 million respectively. Included in interest expense for the year ended June 30, 2026, is $1.6 million related to the accelerated amortization of unamortized deferred financing costs associated with the prior revolving credit facility that was refinanced and replaced. The effective interest rate from execution of the Revolving Credit Facility through June 30, 2026 was 5.3%.

The Credit Agreement is secured by a first priority security interest on substantially all of the Company’s and the Borrowers’ and other Guarantors’ assets. In addition, the Revolving Credit Facility contains customary representations and warranties, events of default, financial reporting requirements and affirmative covenants, including a fixed charge coverage ratio (on a trailing twelve months basis) of at least 1.0, measured on the last day of each month, as well as certain additional covenants, including restrictions limiting the Company’s ability to incur additional indebtedness, incur liens, pay dividends, hold unpermitted investments, or make material changes to the business, except, in the case of certain payments, distributions, acquisitions or investments, if specified payment conditions are satisfied, including that pro forma excess availability under the Revolving Credit Facility is at least equal to the greater of (i) 20% of the Borrowing Base (as defined in the Credit Agreement) and (ii) $20 million.

A breach of the covenants under the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement could permit the lenders under the Credit Agreement to terminate all commitments to extend further credit under the Credit Agreement. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

Availability under the Revolving Credit Facility is limited by formula based on eligible accounts receivable and eligible inventory, subject to adjustment at the discretion of the lenders.

Alliance’s outstanding indebtedness, including any additional indebtedness beyond our borrowings under the Credit Agreement, combined with its other financial obligations and contractual commitments, could have significant adverse consequences, including:

●	Requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, potential acquisitions, international expansion, new product development, new enterprise relationships and other general corporate purposes;

●	Increasing our vulnerability to adverse changes in general economic, industry and market conditions;

●	Subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

●	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

Covenants and events of default under Alliance’s Credit Agreement could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

The Credit Agreement contains a fixed charge coverage ratio covenant of at least 1.0 on a trailing twelve months basis, measured on the last day of each month, and restricts our ability to, among other things, incur additional indebtedness, incur liens, pay dividends, hold unpermitted investments or make material changes to our business. Certain payments, distributions, acquisitions and investments are permitted only if specified payment conditions are satisfied, including that pro forma excess availability under the Revolving Credit Facility is at least equal to the greater of 20% of the Borrowing Base and $20 million. These restrictions could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

A breach of the covenants under the Revolving Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Revolving Credit Facility could permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under the Revolving Credit Facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs on our Credit Agreement with Bank of America, N.A. and have material adverse effects on our business, financial condition, and results of operations.

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

Due to the seasonal nature of our business, we rely on a revolving credit agreement to meet our working capital needs, providing a $120 million committed, asset-based revolving credit facility. The Revolving Credit Facility contains certain restrictive covenants setting forth leverage and coverage requirements and certain other limitations typical of an investment-grade facility. These restrictive covenants may limit our future actions as well as our financial, operating, and strategic flexibility.

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

Alliance has entered into transactions with related parties, including our two principal stockholders, Bruce Ogilvie, our Executive Chairman, and Jeffrey Walker, our Chief Executive Officer. These include transactions with companies owned by Messrs. Ogilvie and Walker, such as GameFly Holdings, LLC (“GameFly”), which they own equally.

For each of the years ended June 30, 2026 and 2025, Alliance sold new-release movies, video games, and video game consoles to GameFly, a customer of Alliance, in the amount of approximately $2.7 million. As of June 30, 2026, and 2025, amounts due from GameFly were $0.24 million and $0.22 million, respectively.

We may in the future enter into additional transactions with entities in which our principal stockholders, executive officers, members of our board of directors and other related parties hold ownership interests. All such transactions are subject to review and approval in accordance with our related person transaction policy. See “Certain Relationships and Related Party Transactions.”

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

A default under the personal loan between our Executive Chairman and our Chief Executive Officer could result in a substantial change in the ownership of our common stock.

On May 21, 2026, Bruce Ogilvie, our Executive Chairman, extended a personal loan in the principal amount of $2.0 million to Jeffrey Walker, our Chief Executive Officer. The loan bears interest at 12% per annum and matures on May 21, 2027. Mr. Walker has pledged 4,350,000 shares of our common stock, representing approximately 9% of our outstanding shares of Class A common stock, as collateral for the loan. If an event of default occurs under the loan, Mr. Ogilvie could acquire beneficial ownership of the pledged shares through foreclosure or sale. Such a transfer would increase Mr. Ogilvie’s beneficial ownership from approximately 30.1% to approximately 38.6% of our outstanding common stock, further concentrating ownership and voting power in a single stockholder and potentially resulting in a change in control of the Company. A sale of a block of shares of this size into the public market could also cause the market price of our common stock to decline.

The Company is not a party to the loan or the related pledge agreement, has not guaranteed any obligations under the loan, and has no ability to control or prevent any of the outcomes described above. For additional information, see “Certain Relationships and Related Party Transactions—Alliance Related Party Transactions—Personal Loan Between Executive Chairman and Chief Executive Officer.”

Risks Related to Our Technology and Intellectual Property

Our business may be harmed if we are unable to protect our critical intellectual property rights.

Our intellectual property, including our patents, trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent, and other proprietary rights laws to protect our rights to valuable intellectual property in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights, as well as the risk of unauthorized third parties copying and distributing our entertainment content or leaking portions of planned entertainment content. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products, productions, or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.

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

Our financial performance is affected by the level of discretionary consumer spending in the markets where we operate. Reductions in stimulus payments provided to consumers, high inflation and rising interest rates on credit cards could impact discretionary spending. Recessions, credit crises and other economic downturns, or disruptions in credit and financial markets in the U.S. and in other markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products and entertainment. This in turn can reduce our revenues and harm our financial performance and profitability.

Our global operations mean we transact business in many jurisdictions and currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly affected in U.S. dollar terms by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements that we do not control. Depreciation in key currencies may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

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

We are exposed to claims and litigation of varying degrees arising in the ordinary course of business and use various methods to resolve these matters. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss within an estimated range is more likely than another, we record the lowest amount in the range and, if material, disclose the estimated range of loss.

Of the matters described below, only the Office Create claim exceeds that threshold; the remaining matters are described because management considers them relevant to an understanding of the Company’s contingencies.

On June 6, 2024, Office Create Corporation (“Office Create”) filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged distribution of the video game Cooking Mama: Cookstar. Office Create originally sought damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations, and on September 12, 2024 filed a third-party complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Office Create later filed an amended complaint impleading the former owner, chairman, chief financial officer and senior vice president of purchasing of COKeM and asserting claims for willful trademark infringement and civil conspiracy, increasing the damages sought to an amount in excess of $35 million. COKeM filed an amended answer as to the new claims pertaining to it directly on March 12, 2025, denies the allegations, and intends to continue to defend the lawsuit vigorously.

A court-ordered settlement conference scheduled for August 11, 2025, was canceled by the court. The parties then completed fact discovery, including depositions of a co-defendant corporate designee and of current and former COKeM personnel taken between September 2025 and February 2026, and each party designated a damages expert. On January 6, 2026, Office Create stipulated to the dismissal of its claims against the Plaion defendants pursuant to a confidential settlement, and the court dismissed those defendants from the litigation the same day. Fact discovery has concluded.

The parties have engaged in settlement discussions that have not resulted in an agreement, and their respective positions as to value remain materially divergent. During the period from April 17, 2026 through June 30, 2026 the matter remained in the expert-motion phase: COKeM opposed Office Create’s motion to strike portions of COKeM’s rebuttal expert report, the court heard the matter in June 2026, and the parties were required to submit public and redacted versions of the expert materials by June 30, 2026 following the court’s ruling. COKeM denies liability and continues to defend the matter. The Company maintains liability insurance applicable to this claim, subject to a policy limit of $2.5 million for all claims that is shared with the Video Privacy Protection Act matters described below, a portion of which has been utilized. Because the proceedings remain at an expert and pre-trial stage and the parties’ valuations of the claim differ materially, the Company is unable to estimate the amount or range of reasonably possible loss, and no liability has been recorded for this matter as of June 30, 2026. An unfavorable outcome could exceed available insurance and could be material to the Company’s consolidated financial position, results of operations and cash flows.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California, Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749. — On or about September 12, 2024, these actions were brought against DirectToU, LLC (“DirectToU”) and/or Alliance Entertainment, LLC (“Alliance”) alleging violations of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties including data brokers of, private information and user data regarding a user’s account information and video viewing and purchasing history from websites operated by the Company. DirectToU and Alliance disputed the allegations. The Feller action was dismissed and those plaintiffs were added to the Hoang To matter.

The parties agreed to resolve the claims on a class-wide basis for $1.58 million. The court granted preliminary approval of the settlement on September 22, 2025 and entered final approval on May 5, 2026. The settlement was funded during the fiscal year ended June 30, 2026, and the matter was fully resolved as of that date. No further obligation or contingency exists in respect of these claims.

The Company recorded a contingent liability of $1.58 million for the settlement and a related insurance recovery receivable from CNA of $1.38 million as of June 30, 2025. Both amounts were settled during the fiscal year ended June 30, 2026, and no balances relating to this matter remain recorded on the consolidated balance sheet as of June 30, 2026.

On June 9, 2025, Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors): Sparkle Pop sued the Alliance entities in the United States Bankruptcy Court for the District of Maryland (In re Diamond Comic Distributors) alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid for, and then Alliance’s subsequent termination of, the asset purchase agreement in the Diamond Comic Distributors bankruptcy. Alliance moved to dismiss the original complaint on July 10, 2025. On July 24, 2025, Sparkle Pop filed an amended complaint asserting the same claims plus an additional claim for breach of a non-disclosure agreement, and on August 7, 2025 Alliance moved to dismiss the amended complaint on the grounds that Sparkle Pop lacks standing, having been neither a party to, an intended third-party beneficiary of, nor an assignee of rights under the non-disclosure agreement, and that it failed to state a claim. Briefing was completed on September 17, 2025, and on November 10, 2025 the court heard oral argument and denied Alliance’s motion to dismiss. The adversary proceeding was stayed until February 16, 2026 to permit the appointed Chapter 7 trustee to become familiar with the litigation, after which the parties advance to discovery.

Risks Related to Accounting Matters

Prior to the Business Combination, Adara had accounted for its outstanding Warrants as a warrant liability and following the Business Combination, Alliance is now required to determine the value warrant liability for the Private Warrants quarterly, which could have a material impact on Alliance’s financial position and operating results.

Included on Alliance’s consolidated balance sheets as of June 30, 2026, and 2025, contained elsewhere in this Form 10-K, are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of income and comprehensive income. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Following the Business Combination, although Alliance has determined that the Public Warrants are treated as equity, Alliance is required to continue to recognize the changes in the fair value of the Private Warrants from the prior period, if any, in its operating results for the current period, which could have a material impact on Alliance’s financial position and operating results.

Because Alliance qualifies as a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended, it is eligible for, and relies on, certain scaled disclosure and reporting accommodations. This could make Alliance’s securities less attractive to investors and may make it more difficult to compare Alliance’s performance to the performance of other public companies.

Alliance qualifies as a “smaller reporting company” as defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act, and as a “non-accelerated filer” under Rule 12b-2.

Alliance ceased to qualify as an “emerging growth company” effective June 30, 2026 and can no longer rely on the exemptions previously available to it on that basis, including the extended transition period under Section 107 of the JOBS Act for complying with new or revised accounting standards, the exemptions from the say-on-pay, say-on-frequency and say-on-golden-parachute advisory voting requirements, and the exemption from pay-versus-performance disclosure. Accordingly, the financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2026 reflect the effective dates for new or revised accounting standards applicable to public business entities, and the advisory voting and pay-versus-performance requirements apply, in each case as modified by the scaled accommodations available to smaller reporting companies.

Alliance continues to qualify as a smaller reporting company and, as such, may continue to rely on reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, may present only the two most recent fiscal years of audited financial statements in its Annual Reports on Form 10-K, and may provide pay-versus-performance disclosure on a scaled basis. As a non-accelerated filer, Alliance is also not required to comply with the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, and management’s assessment of the effectiveness of Alliance’s internal control over financial reporting has not been, and is not required to be, attested to by its independent registered public accounting firm.

Investors may find Alliance’s common stock less attractive because of its reliance on these accommodations, which could result in a less active trading market for the stock and greater price volatility.

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

The receipt of cash proceeds from our Warrants’ exercise depends on the market price exceeding the $11.50 exercise price and the Warrants being exercised for cash. The $11.50 exercise price per share of the Warrants is considerably higher than the $5.45 closing sale price of the Class A common stock on September 8, 2026. If the price of our Class A Common Stock remains below the respective Warrant exercise prices per share, warrant holders will unlikely cash exercise their Warrants, resulting in little or no cash proceeds to us.

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

As of the date of this Form 10-K, the executive officers and directors and their affiliates collectively beneficially owned, directly, or indirectly, excluding the Contingent Class E Shares, approximately 94% of the outstanding Class A common stock.

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

Pursuant to the Certificate of Incorporation, Alliance’s authorized capital stock consists of 490,000,000 shares of Class A common stock, 60,000,000 shares of Alliance contingent Class E common stock and 1,000,000 shares of preferred stock. As of June 30, 2026, we had 50,979,630 shares of Class A common stock outstanding, 60,000,000 shares of contingent Class E common stock outstanding and unallocated and no shares of preferred stock outstanding. All outstanding shares of contingent Class E common stock are held in escrow pursuant to the Contingent Consideration Escrow Agreement dated February 10, 2023, and remain unallocated and issued and outstanding unless and until they are forfeited or cancelled in accordance with that agreement.

For Alliance’s 2023 Omnibus Equity Incentive Plan we may issue a number of additional shares of common stock or shares of preferred stock under the 2023 Plan. Pursuant to Alliance’s 2023 Omnibus Equity Incentive Plan, Alliance may issue an aggregate of up to 1,000,000 shares of Class A common stock, of which 248,700 shares remained available for future awards as of June 30, 2026. For additional information about this plan, please read the discussion under the heading “Alliance’s Executive Compensation - Employee Benefit Plans.”

Additionally, as of June 30, 2026, Alliance had Warrants outstanding to purchase an aggregate of 9,919,993 shares of common stock. Alliance may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Properties.

Our principal executive offices are located at 8201 Peters Road, Suite 1000, Plantation, FL 33324, and our telephone number is (954) 255-4000. We lease several distribution center facilities:

●	Shepherdsville, Kentucky — A 662,087 square foot facility leased for $5.86 per square foot through January 31, 2031. with 3.25% annual increases to base rent. In addition, we retain the right to extend for an additional term of five years at fair market rent.

●	Shepherdsville, Kentucky (Additional Storage Facility) — We have vacated our previous cold storage building and moved to a new facility that charges $11.00 per pallet with a $14,000 monthly minimum, which equates to 1,273 pallets. This facility can accommodate up to 3,000 skids. There is no time limit set for this agreement

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

On June 6, 2024, Office Create Corporation (“Office Create”) filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged distribution of the video game Cooking Mama: Cookstar. Office Create originally sought damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations, and on September 12, 2024 filed a third-party complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Office Create later filed an amended complaint impleading the former owner, chairman, chief financial officer and senior vice president of sales of COKeM and asserting claims for willful trademark infringement and civil conspiracy, increasing the damages sought to an amount in excess of $35 million. COKeM filed an amended answer as to the new claims pertaining to it directly on March 12, 2025, denies the allegations, and intends to continue to defend the lawsuit vigorously.

The parties then completed fact discovery, including depositions of a co-defendant corporate designee and of current and former COKeM personnel taken between September 2025 and February 2026, and each party designated a damages expert. On January 6, 2026, Office Create stipulated to the dismissal of its claims against the Plaion defendants pursuant to a confidential settlement, and the court dismissed those defendants from the litigation the same day. Fact discovery has concluded.

The parties have engaged in settlement discussions that have not resulted in an agreement, and their respective positions as to value remain materially divergent. During the period from April 17, 2026 through June 30, 2026 the matter remained in the expert-motion phase: COKeM denies liability and continues to defend the matter. The Company maintains liability insurance applicable to this claim. Because the proceedings remain at an expert and pre-trial stage and the parties’ valuations of the claim differ materially, the Company is unable to estimate the amount or range of reasonably possible loss, and no liability has been recorded for this matter as of June 30, 2026. An unfavorable outcome could exceed available insurance and could be material to the Company’s consolidated financial position, results of operations and cash flows.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California, Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749. — On or about September 12, 2024, these actions were brought against DirectToU, LLC (“DirectToU”) and/or Alliance Entertainment, LLC (“Alliance”) alleging violations of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties including data brokers of, private information and user data regarding a user’s account information and video viewing and purchasing history from websites operated by the Company. DirectToU and Alliance disputed the allegations. The Feller action was dismissed and those plaintiffs were added to the Hoang To matter.

The parties agreed to resolve the claims on a class-wide basis for $1.58 million. The court granted preliminary approval of the settlement on September 22, 2025 and entered final approval on May 5, 2026. The settlement was funded during the fiscal year ended June 30, 2026, and the matter was fully resolved as of that date. No further obligation or contingency exists in respect of these claims.

The Company recorded a contingent liability of $1.58 million for the settlement and a related insurance recovery receivable from CNA of $1.38 million as of June 30, 2025. Both amounts were settled during the fiscal year ended June 30, 2026, and no balances relating to this matter remain recorded on the consolidated balance sheet as of June 30, 2026.

Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors): On June 9, 2025, Sparkle Pop sued the Alliance entities in the United States Bankruptcy Court for the District of Maryland (In re Diamond Comic Distributors) alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid for, and subsequent termination of, the asset purchase agreement in the Diamond Comic Distributors bankruptcy. Alliance moved to dismiss the original complaint on July 10, 2025. On July 24, 2025, Sparkle Pop filed an amended complaint asserting the same claims plus an additional claim for breach of a non-disclosure agreement, and on August 7, 2025 Alliance moved to dismiss the amended complaint on the grounds that Sparkle Pop lacks standing, having been neither a party to, an intended third-party beneficiary of, nor an assignee of rights under the non-disclosure agreement, and that it failed to state a claim. Briefing was completed on September 17, 2025, and on November 10, 2025 the court heard oral argument and denied Alliance’s motion to dismiss. The adversary proceeding was stayed until February 16, 2026 to permit the appointed Chapter 7 trustee to become familiar with the litigation, after which the parties advance to discovery.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and warrants are quoted on the NASDAQ under the symbol “AENT” and “AENTW”.

Holders

Although there are a larger number of beneficial owners, at June 30, 2026, there were 28 holders of record of our Class A common stock and 34 holders of record of our warrants.

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

Purchases of Equity Securities

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2026.

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

Alliance is a leading global wholesaler and a key player in the entertainment industry, with a diverse portfolio of owned brands and e-commerce properties, including DeepDiscount, Movies Unlimited, importCDs, WowHD, CD WOW, popmarket, blowitoutahere, Handmade by Robots, Vinyl Unlimited, Collectors Choice Vinyl, Heartland Music, Alliance Authentic, Fulfillment Express, Critics’ Choice, and other consumer-facing brands and specialty marketplaces. As a leading global wholesaler, direct-to-consumer (“DTC”) distributor, and e-commerce provider, Alliance serves as a key distribution partner between leading entertainment content and consumer product manufacturers, including Universal Pictures, Nintendo, Warner Bros. Home Entertainment, Sony Pictures, Paramount, Studio Distribution Services, Universal Music Group, Sony Music Entertainment, Warner Music Group, Microsoft, The Orchard, Allied Vaughn, Music Video Distribution, Lionsgate, and others, including a broad network of retailers and consumers. Alliance distributes products to many of the world’s largest retailers, both domestically and internationally, including Walmart, Amazon, Best Buy, Barnes & Noble, Target, Verizon, BJ’s Wholesale Club, EBAY, Costco, Vintage Stock, and numerous other customers.

Employing an established multi-channel distribution strategy, Alliance markets and distributes a broad portfolio of physical media, video games, collectibles, consumer electronics, accessories, and other entertainment products across wholesale, direct-to-consumer, and e-commerce channels. The Company sells products, where permitted for export, to customers in more than 75 countries worldwide.

Alliance provides integrated warehousing, distribution, technology, and logistics services that support the efficient distribution of entertainment products to retailers, e-commerce partners, and consumers. The Company’s proprietary technology platforms and operating systems facilitate order management, inventory visibility, electronic data interchange (“EDI”), and fulfillment activities across its wholesale, direct-to-consumer, and e-commerce channels. These capabilities provide customers with access to the Company’s in-stock inventory of more than 340,000 SKUs, including vinyl records, video games, compact discs, DVDs, Blu-ray discs, collectibles, consumer electronics, accessories, and other entertainment products. Combined with Alliance’s nationwide distribution network and fulfillment capabilities, these technology-enabled platforms allow customers to source a broad assortment of products through a single distribution partner. Alliance also provides retailers with back-office support, logistics services, and fully integrated EDI capabilities designed to simplify product onboarding, inventory replenishment, and order fulfillment. These services enable retail partners to efficiently expand their product offerings while leveraging Alliance’s inventory management and distribution infrastructure.

License Agreements

Amazon MGM

In January 2026, the Company entered into an exclusive home entertainment license agreement with Amazon MGM Studios Distribution to serve as the exclusive physical media distribution partner for the United States and Canada. Under the agreement, the Company distributes new releases and catalog titles across physical media formats, expanding its exclusive distribution portfolio and strengthening its relationships with major content licensors.

Paramount Pictures

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

On December 31, 2025, Alliance completed its strategic acquisition of Endstate Authentic LLC and established Endstate as a wholly owned subsidiary focused on authentication and resale technology. The acquisition supports the launch of Alliance Authentic, a new premium platform designed to create authenticated, certified vinyl collectibles and a trusted global marketplace for buying, selling, and trading investment-grade physical media. Endstate’s patented NFC-enabled authentication and digital product identity technology enables real-time product verification, counterfeit prevention, and authenticated resale services, forming the technological foundation of the Alliance Authentic platform. As part of the transaction, Endstate co-founders Bennett Collen and Stephanie Howard joined Alliance’s leadership team as President and Senior Vice President of Operations, respectively. The acquisition resulted in the recognition of $5 million of goodwill and $3.3 million of identifiable intangible assets as of June 30, 2026, primarily related to Endstate’s proprietary technology and digital identity systems. Management believes the acquisition strengthens Alliance’s strategic position in the growing authenticated collectibles market and supports the development of new technology-enabled and recurring revenue opportunities.

On December 17, 2024, Alliance acquired Handmade by Robots from Bensussen Deutsch & Associates, LLC, for $7.7 million. Handmade by Robots produces licensed vinyl figures that mimic the look of knitted or crocheted plush toys. These figures feature characters from popular franchises such as DC Comics, Ghostbusters, Harry Potter, Star Trek, and Stranger Things, and have become favorites among fans and collectors. The acquisition included inventory, tooling equipment, and a trademark associated with the product line. This addition has diversified our product offerings by adding an exclusive line to our portfolio.

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer (the “Merger”). The recapitalization has been retroactively reflected in all periods presented. The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding contingent Class E shares and warrant liabilities.

As a result of the Merger, Alliance Entertainment became the successor to an SEC-registered company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices.

Macroeconomic Uncertainties

The Company operated throughout the fiscal year ended June 30, 2026, amid continued macroeconomic uncertainty, including inflationary pressures, evolving trade policies, changes in tariff policies, and geopolitical instability related to ongoing global conflicts. Although inflation moderated compared to prior periods, consumer discretionary spending remained uneven across certain product categories. During the fiscal year, the Company continued to experience cost pressures associated with existing and proposed tariffs on imported goods, particularly products sourced internationally, including collectibles and certain consumer products. Management actively monitored these developments and continued to manage pricing, product mix, sourcing strategies, and inventory levels to help mitigate the impact of economic and trade-related volatility. While uncertainty surrounding the broader economic environment may persist, the Company believes its diversified product portfolio, broad supplier relationships, and emphasis on higher-value and collectible product categories position it to effectively navigate these challenges. For further discussion of the potential impacts of macroeconomic conditions on our business, financial condition, and results of operations, “Risk Factors”.

Tariffs and Trade Policy

The U.S. trade policy environment has undergone significant change since early 2025. From February 4, 2025, through February 24, 2026, the U.S. government-imposed tariffs on a broad range of imported goods under IEEPA. These tariffs affected certain products distributed by the Company. The impact of IEEPA tariffs on the Company’s cost of sales during the year ended June 30, 2026, was not material.

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that IEEPA does not authorize the President to impose tariffs, invalidating all IEEPA-based tariff orders. The President subsequently revoked the IEEPA tariff orders effective February 24, 2026. Following litigation before the U.S. Court of International Trade, CBP launched the CAPE portal on April 20, 2026, to process IEEPA refund applications. Based on its internal analysis of CBP entry records, the Company estimates it may be entitled to refunds of approximately $0.2 million in IEEPA tariffs previously paid. This amount has not been recognized in the financial statements as of June 30, 2026, due to uncertainties surrounding the refund process, including potential government appeal and administrative implementation. See Note 12 to the consolidated financial statements.

Despite the invalidation of IEEPA-based tariffs, other tariff authorities remain in effect. The administration has imposed a 10% temporary import surcharge under Section 122 of the Trade Act of 1974, effective February 24, 2026, and expired on July 24, 2026, along with continuing Section 301 tariffs on goods of Chinese origin and Section 232 tariffs on steel and aluminum products. The Company continues to evaluate the impact of the evolving trade policy environment on its sourcing, cost structure, and product distribution arrangements. While the Company’s exposure to currently effective tariffs has not been material to date, a further escalation of tariffs or the imposition of new tariff measures could adversely affect the Company’s cost of sales, gross margin, or supply chain in future periods.

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

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts and make strategic decisions.

($ in thousands)	Year Ended June 30, 2026	Year Ended June 30, 2025
Net revenues	$1,148,986	$1,063,457
Net income	$13,058	$15,078
EBITDA (1)	$31,779	$34,617
Adjusted EBITDA (1)	$41,532	$36,543
Adjusted Net Income (1)	$23,449	$18,948

(1) EBITDA, Adjusted EBITDA, and Adjusted Net Income are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of each of these measures to net income, the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this Item 7.

Alliance Entertainment Holding Corporation

Results of Income for the Year Ended June 30, 2026, Compared to Year Ended June 30, 2025

	Year Ended	Year Ended
($ in thousands)	June 30, 2026	June 30, 2025
Net Revenues	$1,148,986	$1,063,457
Cost of Revenues (excluding depreciation and amortization)	996,662	930,605
Operating Expenses
Distribution and Fulfillment Expense	44,960	40,375
Selling, General and Administrative Expense	66,169	55,992
Loss on Vendor Receivable	7,823	-
Depreciation and Amortization	5,359	5,334
Transaction Costs	1,213	957
Restructuring Costs	-	73
Insurance Claim Recovery	(395)	-
Gain on Disposal of Fixed Assets	(24)	(15)
Total Operating Expenses	125,105	102,716
Operating Income	27,219	30,136
Other Expenses
Change in Fair Value of Warrants	850	853
State Tax Benefit from Prior Year	(51)	-
Interest Expense	7,606	10,575
Total Other Expenses	8,405	11,428
Income Before Income Tax Expense	18,814	18,708
Income Tax Expense	5,756	3,630
Net Income	13,058	15,078
Other Comprehensive (loss) income	(1)	3
Total Comprehensive Income	13,057	15,081

Net Revenue: Net revenues increased 8%, or $86.0 million, to $1.149 billion for the fiscal year ended June 30, 2026, compared to $1.063 billion for the prior fiscal year. The increase was driven by continued demand across several key product categories, particularly physical media, together with expanded exclusive distribution relationships and the Company’s diversified sales channels. The Company operated throughout the fiscal 2026 in a challenging macroeconomic environment characterized by elevated interest rates, uneven consumer discretionary spending, evolving trade policies, and ongoing geopolitical uncertainty. Despite these conditions, Alliance continued to leverage its position as a value-added distributor with exclusive distribution rights for nearly 200 film studios, music labels, and other entertainment content providers. The Company’s extensive product assortment, deep inventory, and broad supplier relationships enable it to effectively serve both business-to-business (“B2B”) customers and direct-to-consumer (“DTC”) customers with a wide selection of entertainment products, many of which are not broadly available through other distributors. The Company’s proprietary DTC fulfillment and technology platform, led by its DirectToU LLC subsidiary, continued to support growth across multiple e-commerce channels and represented approximately 34% of gross revenue for the fiscal year ended June 30, 2026, compared to 37% in the prior fiscal year. The year-over-year decrease as a percentage of gross revenue primarily reflects stronger relative growth in the Company’s wholesale distribution business rather than a decline in DTC operations.

Year over year, vinyl record sales increased from $340 million to $383 million (+$43 million, 13%) for the year ending June 30, 2026. This growth was driven by a 7.4% increase in sales volume and by a 4.8% increase in the average selling price. The increase was driven by higher unit sales, continued consumer demand for physical music formats, and a favorable product mix that included premium and limited-edition releases. Demand remained strong throughout the fiscal year, supported by a robust release schedule from major recording artists and continued interest from both collectors and mainstream consumers. Record Store Day 2026, along with its companion Black Friday Record Store Day event, generated strong demand for exclusive and limited-edition vinyl releases and continued to reinforce consumer interest in the vinyl format. Notable vinyl releases during the fiscal year included Taylor Swift’s The Tortured Poets Department: The Anthology on vinyl, Sabrina Carpenter’s Short n’ Sweet, Lorde’s Virgin, Billy Idol’s Dream Into It, Bruce Springsteen’s Tracks II: The Lost Albums, and other high-profile new releases and catalog reissues from major recording artists. These releases, together with continued demand for classic catalog titles and exclusive retailer editions, contributed to the Company’s vinyl sales growth. The Company’s leading vinyl distribution customers for the fiscal year ended June 30, 2026, included Walmart, Barnes & Noble, and Amazon.

Music Compact Discs (CDs) sales increased from $125 million to $156 million (+$31 million, +25%) for the year ended June 30, 2026. The increase was driven by a 17.6% increase in unit volume and a 6.6% increase in average selling price, reflecting continued consumer demand for physical music formats and a favorable product mix, supported by a robust release schedule from major recording artists, anniversary reissues, deluxe collector’s editions, and multi-disc box sets. Notable releases during the period included BTS’s ARIRANG, Morgan Wallen’s I’m the Problem, Harry Styles’ Kiss All the Time. Disco, Occasionally, and Olivia Rodrigo’s You Seem Pretty Sad for a Girl So in Love, among other high-profile new releases. These releases, together with continued demand for catalog titles and collector-oriented editions, contributed to increased unit sales and higher average selling prices across the CD category.

Physical movie sales, which include DVDs, Blu-Ray, and Ultra HD, increased from $279 million to $339 million (+$60 million, +22%) for the year ended June 30, 2026, versus the same period last year. The increase was driven primarily by a 20.8% increase in unit volume, with a 0.6% increase in average selling price providing additional support to revenue growth. Growth in physical movie sales was supported by a strong pipeline of theatrical releases, continued consumer demand for premium physical formats, including 4K Ultra HD and collectible SteelBook editions, and expanded content availability resulting from the Company’s studio relationships. During the 2026 fiscal year, the Company continued to benefit from its exclusive distribution relationship with Paramount, which expanded the Company’s portfolio of film content, and entered into a new distribution relationship with Amazon MGM Studios, further enhancing access to a broader range of new releases and catalog titles across retail and e-commerce channels. Notable releases during the fiscal year included Wicked, Moana 2, Gladiator II, Paramount’s The Running Man and Yellowstone, and other high-profile theatrical releases. In addition, continued demand for catalog films, anniversary editions, premium formats, and collector-focused releases contributed to increased consumer engagement with physical home entertainment products and supported growth across the Company’s DVD, Blu-ray, and Ultra HD categories.

Year-over-year, gaming sales decreased from $255 million to $187 million (-$68 million, -27%) for the 12 months ended June 30, 2026. The decrease was primarily driven by a 24.6% decline in average selling price and a 2.6% decrease in unit volume. The decline in average selling price was primarily attributable to changes in product mix compared to the prior year, which benefited from a greater mix of premium-priced hardware products associated with the Nintendo Switch 2 launch at the end of the last fiscal year ended June 30, 2025. During the 2026 fiscal year, the gaming category was impacted by the transition following major hardware introductions, a more limited pipeline of major software releases, and evolving consumer purchasing patterns. While demand for gaming content and accessories remained supported by the broader gaming ecosystem, sales reflected the normalization of hardware-related demand following the prior year’s console launch cycle. As a leading distributor of physical gaming products, Alliance continues to leverage its broad retail relationships, supplier network, and inventory management capabilities to support customers across the gaming category. Management continues to adjust purchasing and inventory strategies to align with product release schedules, consumer demand trends, and changing market conditions.

For the year ended June 30, 2026, consumer products revenue, which includes Collectibles and Electronics, increased from $37 million to $48 million (+$11 million, +30%) versus the prior year. Collectibles revenue totaled $32 million, up from $22 million the prior year (+$10 million, +45%). Collectibles revenue growth was driven by a 65.7% increase in average selling price, partially offset by a 13.2% decrease in unit volume. The increase in average selling price reflects a favorable shift in product mix toward higher-value collectibles, including premium figures, limited-edition products, and licensed merchandise. The Company continued to expand its collectibles portfolio following its acquisition of Handmade by Robots, adding new product offerings across established entertainment franchises and licensed properties. The collectibles category continues to represent an important component of the Company’s entertainment product portfolio, supported by consumer interest in recognizable entertainment brands and unique collectible offerings. Management continues to focus on expanding product offerings, strengthening supplier relationships, and leveraging the Company’s distribution network to support growth in this category.

Electronics revenue was $16 million, up slightly from $15 million in the prior year (+$1 million, +7%). The increase was driven by a 9.3% increase in unit volume, partially offset by a 1.7% decrease in average selling price. The decrease in average selling price primarily reflected changes in product mix and competitive pricing dynamics within the category. Electronics sales primarily consist of audio playback devices and accessories, including turntables, headphones, speakers, and related products, which are often sold as complementary products alongside the Company’s physical music and movie offerings. Growth in the category was supported by continued consumer interest in vinyl and physical media formats, which contributed to demand for playback devices and related accessories. Management continues to leverage the Company’s product assortment and distribution channels to support sales across the electronics category.

Distribution and fulfillment fee revenue increased $3.8 million, or 25.7%, to $18.6 million for the fiscal year ended June 30, 2026, compared to $14.8 million in the prior fiscal year. The increase was primarily driven by higher fulfillment and distribution activity associated with the Company’s expanded studio relationships, including its exclusive distribution partnership with Paramount and new distribution relationship with Amazon MGM Studios. These partnerships contributed to increased physical distribution and fulfillment volumes as the Company supported a broader portfolio of film releases across its retail and e-commerce channels. The increase also reflects continued demand for the Company’s value-added logistics and fulfillment services provided to customers. The remaining $17.3 million of net revenue for the fiscal year ended June 30, 2026, compared to $13.3 million in the prior fiscal year, consisted of digital download and freight revenue, net of customer allowances and the provision for estimated product returns, none of which was individually material.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $931 million to $997 million (+$66 million or 7%) compared to the prior fiscal year. The increase was primarily attributable to higher sales volume and the corresponding increase in product costs. Gross profit increased by $19 million compared to the prior year, reflecting higher net revenues and improved product margins. Gross margin increased from 12.5% to 13.3%, an improvement of 80 basis points, for the fiscal year ended June 30, 2026, compared to the prior fiscal year. The improvement was primarily driven by stronger margins in the Company’s physical movie and collectibles categories, which benefited from an expanded portfolio of premium and exclusive content, improved product mix, and increased demand for higher-margin offerings. Gross margin also benefited from favorable returns activity and lower wholesale freight costs as a percentage of sales.

Operating Expenses: Total Operating Expenses increased 22% year over year and increased as a percentage of revenue from 9.7% to 10.9%, or 1.2 percentage points. The increase was primarily driven by a vendor transaction loss, as well as higher Distribution and Fulfilment expenses and SG&A expenses.

Vendor Transaction Loss: During the fiscal year ended June 30, 2026, the Company recorded a $7.8 million vendor transaction loss related to the write-off of a receivable associated with a historical rebate arrangement with Tastemakers. The receivable represented amounts previously accrued under a contractual vendor rebate program and was expected to be recovered through future purchase order deductions and other contractual recovery mechanisms. During the 2026 fiscal year, Tastemakers ceased operations and was no longer able to fulfill its obligations under the arrangement, resulting in the determination that the remaining receivable balance was no longer recoverable. Accordingly, the Company recorded a non-cash charge of approximately $7.8 million to write off the remaining balance. The Company does not consider this charge reflective of its ongoing operating performance, as it resulted from a specific counterparty insolvency event rather than current-period merchandising, purchasing, or distribution activities.

Total Distribution and Fulfillment expense increased to 3.9% of net revenue for the fiscal year ended June 30, 2026, compared to 3.8% (0.1 percentage point) in the prior fiscal year. The increase was primarily attributable to higher order fulfillment activity associated with increased sales volumes, partially offset by continued operational efficiencies. Fulfillment payroll remained consistent at approximately 2.5% of net revenue despite a $2.4 million, or 9.1%, increase in payroll expense, reflecting the Company’s ability to leverage higher sales volumes while maintaining labor efficiency. During the fiscal year, the Company continued to invest in warehouse automation and operational improvements designed to enhance productivity and optimize labor resources. Average labor costs increased modestly by 1.5% year over year, while non-payroll fulfillment expenses, including shipping supplies and packaging materials, also increased. The increase in shipping supplies was primarily driven by higher sales volumes, particularly within the vinyl category, which generally requires more specialized packaging and handling than traditional bulk shipments.

Selling, General and Administrative (“SG&A”) expenses increased $10.2 million, or 18.2%, to $66.2 million for the fiscal year ended June 30, 2026, compared to $56.0 million in the prior fiscal year. As a percentage of net revenue, SG&A expenses increased to 5.8% from 5.3% in the prior fiscal year. The increase was primarily attributable to higher payroll and employee-related costs associated with supporting the Company’s continued growth, as well as increased consulting and professional service expenses related to strategic initiatives and public company operations. Management continues to review SG&A expenditures and business processes to identify opportunities to improve operational efficiency, including the ongoing evaluation and implementation of artificial intelligence tools and automation technologies to enhance workflows, streamline financial and operational processes, and support scalable growth while maintaining appropriate controls.

Operating Income: Total Operating Income decreased 9.7% year over year and decreased as a percentage of revenue from 2.8% to 2.4%, or 0.4 percentage points. The decrease was primarily attributable to the $7.8 million vendor transaction loss, partially offset by higher gross profit resulting from increased revenues and improved gross margins.

Interest Expense: Interest expense decreased $3.0 million, or 28%, from $10.6 million to $7.6 million for the fiscal year ended June 30, 2026, compared to the prior fiscal year. The decrease was primarily driven by a reduction in the average effective interest rate from 9.2% to 6.1%, reflecting the Company’s refinancing of its revolving credit facility with Bank of America and lower interest rates under the new facility. This benefit more than offset a 1.9% increase in the average revolver balance, from $77.5 million to $78.8 million.

Income Tax: For the year ended June 30, 2026, an income tax provision of $5.8 million was recorded compared to $3.6 million for the prior year. Alliance reported a pretax income of $18.8 million and $18.7 million for the years ended June 30, 2026, and 2025, respectively. The annual effective tax rate (“ETR”) for the year ending June 30, 2026 is a 25% expense and is primarily adjusted from the statutory rate of 21% by state taxes, export tax incentives and noncash immaterial prior year adjustments.

Provision for income taxes, effective tax rate and statutory federal income tax rate for the years ended June 30, 2026, and 2025 were as follows:

	Year Ended	Year Ended
($ in thousands)	June 30, 2026	June 30, 2025
Income tax provision	$5,756	$3,630
Effective tax rate	25%	19%
Statutory federal income tax rate	21%	21%

Non-GAAP Financial Measures: EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings per Diluted Share (collectively, the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition and deal-related costs, changes in the fair value of warrants and vendor transaction loss, insurance claim recoveries, and restructuring costs and net gains and losses on the disposal of assets. We define Adjusted Net Income as net income adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition and deal-related costs, amortization of acquisition-related intangible assets, amortization of deferred financing costs, changes in the fair value of warrants and litigation costs and settlements, regulatory assessments and insurance settlements, and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares outstanding used in the calculation of diluted earnings per share in accordance with U.S. GAAP.

We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

Management uses the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to expand our business.

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:

●	such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	such measures do not reflect changes in, or cash requirements for, our working capital needs;
●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements;
●	Adjusted Net Income and Adjusted Earnings per Diluted Share exclude amortization of acquisition-related intangible assets, while the revenue generated by those intangible assets is not excluded;
●	certain of the items excluded in arriving at such measures require settlement in cash, and excluding an item does not reduce the cash we are required to pay in respect of that item; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only as a supplement. As noted in the tables below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition and deal-related costs, amortization of acquisition-related intangible assets, amortization of deferred financing costs, changes in the fair value of warrants and contingent consideration, litigation costs and settlements, regulatory assessments and insurance settlements, and restructuring costs and net gains and losses on the disposal of assets. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the adjustments described herein and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the years presented:

	Year Ended	Year Ended
(in thousands, except share and per share data)	June 30, 2026	June 30, 2025
Net income	$13,058	$15,078
Equity-based compensation (1)	337	58
Acquisition and deal-related costs (2)	1,213	957
Amortization of acquisition-related intangible assets (3)	390	180
Amortization of deferred financing costs (4)	2,086	1,404
Change in fair value of warrants and contingent consideration (5)	850	853
Loss on Vendor Receivable (6)	7,823	-
Litigation costs and settlements (7)	1,267	1,424
Insurance Claim Recovery (8)	(395)	—
Income tax effect of adjustments (9)	(3,180)	(1,006)
Adjusted net income	$23,449	$18,948
Weighted-average shares outstanding—basic	50,963,975	50,957,370
Effect of dilutive securities	87,765	8,600
Weighted-average shares outstanding—diluted	51,051,740	50,965,970
Earnings per diluted share	$0.26	$0.30
Adjusted earnings per diluted share	$0.46	$0.37

($ in thousands)	Year Ended June 30, 2026	Year Ended June 30, 2025
Net income	$13,058	$15,078
Add back:
Interest expense, net	7,606	10,575
Income tax expense	5,756	3,630
Depreciation and amortization (10)	5,359	5,334
EBITDA	31,779	34,617
Adjustments:
Acquisition and deal-related costs (2)	1,213	957
Restructuring costs (11)	—	73
Loss on vendor receivable (6)	7,823	—
Equity-based compensation (1)	337	58
Change in fair value of warrants and contingent consideration (5)	850	853
Insurance claim recovery (8)	(395)	—
State tax benefit from Prior Year (13)	(51)	-
Gain on disposal of property and equipment (12)	(24)	(15)
Adjusted EBITDA	$41,532	$36,543

(1) Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.

(2) Represents costs incurred in connection with completed and contemplated business combinations, including advisory, legal, accounting and other professional fees.

(3) Represents amortization of intangible assets acquired in business combinations. The revenue generated by those intangible assets is not excluded from the Non-GAAP Financial Measures.

(4) Represents amortization of debt issuance costs incurred in connection with our credit facility with Bank of America and the terminated White Oak Credit Facility.

(5) Represents non-cash gains and losses resulting from the remeasurement of warrant liabilities and contingent consideration to fair value at each reporting date.

(6) Represents a loss recognized on a receivable due from a vendor for rebates owed before the company went out of business.

(7) Represents legal fees, settlement amounts and other costs associated with litigation matters that we do not consider indicative of our ongoing operating performance.

(8) Represents recoveries received under insurance claims

(9) Represents the income tax effect of the above adjustments. This adjustment uses a blended federal and state statutory income tax rate of 25% for all periods presented and is applied only to those adjustments that carry an income tax consequence. Changes in the fair value of warrants and contingent consideration are not deductible for income tax purposes and accordingly have not been tax effected.

(10) Represents total depreciation and amortization determined in accordance with U.S. GAAP, which includes amortization of acquisition-related intangible assets. Accordingly, no separate adjustment for that amortization is presented in the reconciliation of EBITDA to Adjusted EBITDA.

(11) Represents restructuring costs.

(12) Represents net gains and losses on the disposal of property and equipment.

(13) State Tax refund for abandoned property

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On October 1, 2025, Alliance Entertainment Holding Corporation entered into a Loan and Security Agreement with Bank of America, N.A. establishing a $120 million senior secured revolving credit facility (the “Revolving Credit Facility”), replacing the Company’s previous asset-based credit facility with White Oak Commercial Finance, LLC (the “Prior Credit Facility”). The Revolving Credit Facility provides enhanced borrowing capacity and greater financial flexibility to support the Company’s working capital requirements and ongoing operating activities. In addition, the Company has continued to implement strategic initiatives focused on reducing operating expenses and optimizing its product mix through the sale of higher-margin products. Based on the Company’s financial performance for the year ended June 30, 2026, together with available borrowing capacity under the Revolving Credit Facility, cash on hand, cash flows generated from operations, and existing working capital resources, management believes the Company has sufficient liquidity to fund its operations, meet its financial obligations, and support its strategic objectives for at least the next twelve months from the date these consolidated financial statements are issued.

Our primary sources of liquidity are cash on hand, cash provided by operating activities, and borrowings under our revolving credit facility. As of June 30, 2026, the Company had $0.8 million of cash on hand and $74 million outstanding under the Revolving Credit Facility. As of June 30, 2025, the Company had $1.2 million of cash on hand and $57 million outstanding under the Prior Credit Facility. Higher outstanding borrowings primarily reflect the Company’s working capital requirements, including inventory investments to support sales growth and ongoing operations. The Revolving Credit Facility provides increased borrowing capacity and financial flexibility compared to the Prior Credit Facility, with availability under the facility of approximately $46 million as of June 30, 2026.

($in millions)	June 30, 2026	June 30, 2025
Revolver Balance	$74	$57
Availability	46	54

The Company currently intends to continue relying primarily on its borrowing capacity under the Current Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $5.84 as of June 30, 2026, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities and liquidity needs.

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

Cash Flow: The following table summarizes our net cash provided by or used on operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements for the year ended June 30, 2026, and 2025.

	Year Ended
($ in thousands)	June 30, 2026	June 30, 2025
Net Income	$13,058	$15,078
Net Cash (Used In) Provided By:
Operating Activities	(1,700)	26,809
Investing Activities	(2,021)	(8,134)
Financing Activities	3,300	18,571

For the year ended June 30, 2026, the Company used $1.7 million of cash in operating activities compared to $26.8 million of cash generated in the prior year, primarily driven by changes in working capital. Net income decreased to $13.1 million from $15.1 million in the prior year, while non-cash adjustments increased, including higher amortization of deferred financing costs and higher non-cash lease expense associated with finance leases. The increase in deferred financing costs was primarily related to the Company’s transition to a new Bank of America revolving credit facility, including the write-off of remaining deferred financing costs associated with the prior White Oak facility. Working capital increased to $62.4 million as of June 30, 2026, compared to $45.4 million as of June 30, 2025, reflecting higher investments in inventory and trade receivables to support sales growth and anticipated customer demand. Inventory increased by $23.8 million compared to a $4.7 million increase in the prior year, and trade receivables increased by $17.5 million compared to a $6.1 million increase in the prior year, primarily due to higher sales activity and timing of collections. These uses of cash were partially offset by an increase in accounts payable of $15.7 million compared to an increase of $22.1 million in the prior year, reflecting the timing of inventory purchases and payments. Overall, the change in operating cash flow reflects the Company’s investment in working capital to support growth initiatives, partially offset by vendor financing and operating performance.

Cash used in investing activities was $2.0 million for the year ended June 30, 2026, compared to $8.1 million used during the prior year. Cash used during the current year primarily reflects $1.1 million of capital expenditures related to facility improvements and warehouse automation, as well as $1.2 million of cash paid in connection with the Endstate acquisition completed on December 31, 2025, partially offset by nominal proceeds from asset disposals and other investing activities. Cash used in the prior year was significantly higher and was primarily driven by $7.6 million paid for the acquisition of Handmade by Robots, with minimal capital expenditures during that period. The year-over-year decrease in investing cash outflows primarily reflects lower acquisition-related spending during the 2026 fiscal year compared to the prior year.

Net cash provided by financing activities was $3.3 million for the year ended June 30, 2026, compared to net cash used in financing activities of $18.6 million for the year ended June 30, 2025. Financing activity during the 2026 fiscal year was primarily driven by net borrowings of approximately $17.0 million under the Revolving Credit Facility to support the Company’s working capital requirements. During the 2026 fiscal year, the Company entered into a new $120.0 million revolving credit facility with Bank of America, which replaced the Company’s prior facility with White Oak. These cash inflows were partially offset by the repayment of $10.0 million of related-party loans from Bruce Ogilvie, Executive Chairman of the Board and a principal stockholder of the Company, $3.1 million of finance lease payments, and $0.6 million of deferred financing costs. In comparison, financing activities during fiscal 2025 primarily reflected net repayments of approximately $15.7 million under the Revolving Credit Facility and $2.8 million of finance lease payments, resulting in total cash used in financing activities of $18.6 million. The change in financing cash flows year over year was primarily attributable to net borrowings under the Revolving Credit Facility during the 2026 fiscal year to fund working capital requirements, compared to net repayments during fiscal 2025, partially offset by the repayment of related-party loans and ongoing finance lease obligations.

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

For the year ended June 30, 2026, the Company continued to perform a net realizable value analysis to determine if a reserve or write-down was necessary for excess or obsolete inventory. The key assumptions in this analysis included estimated monthly sales and the average sales price of inventory items. The analysis considered factors such as fluctuations in market prices, recent purchase invoices, and advertised prices, adjusted for potential discounts and costs to complete and sell.

The Company tests its goodwill for impairment when events or circumstances indicate that the fair value of the entity may be less than its carrying amount. For the year ended June 30, 2026, the Company performed a qualitative assessment of goodwill at the entity level, which is considered a single reporting unit. Based on this analysis, the Company determined that the fair value of the reporting unit exceeded its carrying value, and no impairment was recognized.

Intangible assets are carried at cost, less accumulated amortization, if applicable. Definite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 15 years. Indefinite-lived intangible assets, including certain trade names, are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. Goodwill is also tested for impairment at least annually, or more frequently if triggering events occur. There was no impairment of goodwill or other intangible assets for the year ended June 30, 2026.

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

Warrant Liability – The Company’s warrant liability is remeasured at fair value as of the reporting period balance sheet date. The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at June 30, 2026, and June 30, 2025, are as follows:

	June 30, 2026	June 30, 2025
Stock Price	$5.84	$3.77
Exercise price per share	$11.5	$11.50
Risk-free interest rate	4.00%	3.63%
Expected term (years)	1.62	2.62
Expected volatility	50.3%	47.1%
Expected dividend yield	-	-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the direction of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective. The Company has implemented the necessary business processes and related internal controls to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a non-accelerated filer and are therefore not subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended June 30, 2026, the following directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

On June 18, 2026, Bruce Ogilvie, Executive Chairman, through the Bruce Ogilvie, Jr. Trust dated January 20, 1994, of which Mr. Ogilvie serves as trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading arrangement provides for the sale of shares of common stock of the Company.

On June 18, 2026, Jeffrey Walker, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading arrangement provides for the sale of shares of common stock of the Company.

No director or officer of the Company terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal year ended June 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Bruce Ogilvie	68	Executive Chairman of the Board and AEC Director
Jeffrey Walker	58	Chief Executive Officer and AEC Director
Warwick Goldby	50	Chief Operating Officer
Amanda Gnecco	47	Chief Financial Officer
Robert Black	66	Chief Compliance Officer
W. Tom Donaldson III	49	Independent Director
Terilea J. Wielenga	67	Independent Director
Chris Nagelson	58	Independent Director
Sheila Bangalore	48	Independent Director
Dmitry Kozko	42	Independent Director

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

Amanda Gnecco, CPA. Amanda Gnecco joined Alliance in August 2018 and prior to being named Chief Financial Officer, Gnecco served as Chief Accounting Officer and previously as Vice President of Finance & Accounting. During her tenure, she played a central leadership role in building and scaling the company’s finance function, most notably leading the accounting organization and processes through Alliance’s transition from a private company to a publicly traded organization. Earlier in her career, Gnecco held progressively senior finance and accounting roles, including Senior Director of Finance & Accounting at Alliance, and leadership positions supporting organizations such as Envision Healthcare and Pet Supermarket. Gnecco is a Certified Public Accountant and holds a Master of Science in Accounting from Keller Graduate School of Management and a Bachelor of Arts in Accounting from Midwestern State University.

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

Terilea J. Wielenga. Teri Wielenga has served as a director of Alliance since February 2023. Teri is a senior global finance executive, board director, and advisor with more than 30 years of experience at complex, highly regulated Fortune 500 companies and a Big Four accounting firm. She is retired from Gilead Sciences (Nasdaq: GILD) where she served as Vice President, Head of Global Tax Policy and Strategy, and served as board director, secretary, and treasurer for The Gilead Foundation. She currently serves as audit committee chair for the Arc Research Institute. Teri managed rapid global growth as the Senior Vice President of Tax for Allergan (NYSE: AGN). She also previously served as board director and chief financial officer of the Allergan Foundation and served as a board director for multiple Allergan subsidiaries in Ireland, Japan, and Bermuda.

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

Sheila Bangalore. Sheila Bangalore is an accomplished board director and strategic advisor with over 20 years of experience spanning legal, financial, and corporate governance roles across both public and private companies. She currently acts as Chief Executive Officer of Artemis Endeavors, an advisory firm she founded to provide strategic guidance in mergers and acquisitions, scaling business operations, fundraising, compliance, and governance. Her clients include high-growth companies across diverse sectors, such as gaming, technology, healthcare, industrials, and critical minerals. Ms. Bangalore also serves as an independent board member for StoneAge Holdings, Inc., where she chairs the Governance Committee, and Principal Mineral Company. Previously, Ms. Bangalore served as Chief Strategy Officer, General Counsel, and Corporate Secretary at MP Materials Corp. (NYSE: MP), a leading rare-earth materials company. Her earlier career includes senior legal and business roles at global technology firms, including Aristocrat Technologies, Zappos, Inc., and Bally Technologies. Ms. Bangalore holds a B.A. in English Literature from Tufts University, a J.D. from Washington University School of Law, and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania. She is an active member of the Nasdaq Center for Board Excellence Insights Council and serves on the executive advisory boards for Wharton Alumni for Boards and the National Association for Corporate Directors, Nashville chapter.

We believe Ms. Bangalore is qualified to serve as a member of Alliance’s board of directors based on her experience as a senior global finance executive and her governance experience with public, private, and non-profit boards of directors.

Dmitry Kozko. Dmitry Kozko has over two decades of executive and entrepreneurial leadership, including serving as Chief Executive Officer, Chairman, and Chief Operating Officer across several technology, media, and consumer companies. Mr. Kozko has served as Chief Executive Officer of MyEV LLC, an AI-driven electric vehicle marketplace and dealer, since June 2024. From April 2023 through March 2024, Mr. Kozko served as interim chief executive officer for duPont REGISTRY Publishing, Inc., a luxury car marketplace. From January 2020 through March 2023, Mr. Kozko served as founder, Chief Executive Officer and director for Motorsport Games Inc. (Nasdaq: MSGM), a game developer and publisher of official racing series games. Mr. Kozko’s prior board service includes directorships at Motorsport Games Inc. from January 2020 to September 2023, duPont REGISTRY Publishing, Inc. from March 2023 to August 2025, and IC Realtime, Inc. from May 2014 to September 2022. Mr. Kozko also previously served as a co-founder and executive officer of Net Element, Inc., which completed a reverse merger with a Nasdaq-listed special purpose acquisition company in 2012.

We believe Mr. Kozko is qualified to serve as a member of Alliance’s board of directors based on his experience as a public company executive in the technology, media and consumer industries, his capital markets experience and his governance experience serving on public and private boards of directors.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Donaldson, Nagelson and Kozko and Mses. Wielenga and Bangalore are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has four standing committees: an audit committee, a compensation committee, a nominating committee and a technology governance committee. Subject to phase-in rules and a limited exception, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq listing rules require that the compensation committee of a listed company be comprised solely of independent directors. Each of the audit committee, the compensation committee and the nominating and corporate governance committee may have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemptions under Rules 5605(c)(2)(B), 5605(d)(2)(B) and 5605(e)(3) of the Nasdaq listing rules. The technology governance committee is not a committee required by the Nasdaq listing rules, and its composition is determined by our board of directors.

Audit Committee

Ms. Wielenga, Mr. Nagelson and Ms. Bangalore serve as members of our audit committee, and Ms. Wielenga chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, the audit committee is required to have at least three members, all of whom must be independent, except that the audit committee may have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(c)(2)(B) of the Nasdaq listing rules. Each member of the audit committee meets the independent director standard under the Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Wielenga qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing the adequacy and effectiveness of internal control policies and procedures, including establishing special audit procedures in response to any material control deficiencies;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction, and addressing any conflicts of interest;
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;
●	periodically reviewing risk management policies; and
●	reviewing, approving and monitoring a code of ethics for senior officers.

Compensation Committee

Messrs. Donaldson, Nagelson and Kozko and Ms. Wielenga serve as members of our compensation committee, and Mr. Donaldson chairs our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, the compensation committee is required to have at least two members, all of whom must be independent, except that the compensation committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(d)(2)(B) of the Nasdaq listing rules.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

Mr. Donaldson and Ms. Wielenga serve as members of our nominating and corporate governance committee, and Mr. Nagelson serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards, all of the directors on the nominating and corporate governance committee must be independent, except that the committee may, if it is comprised of at least three members, have as one of its members a “non-independent director” under exceptional and limited circumstances pursuant to the exemption under Rule 5605(e)(3) of the Nasdaq listing rules.

The nominating and corporate governance committee charter, which details the purpose and responsibilities of the committee, includes:

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

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

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

Technology Governance Committee

Mr. Kozko and Ms. Bangalore serve as members of our technology governance committee, and Mr. Kozko chairs the technology governance committee. Each member of the technology governance committee is an independent director under the Nasdaq listing standards. The technology governance committee is not a committee required by the Nasdaq listing rules, and the board of directors determines its composition and responsibilities. The purpose of the technology governance committee is to assist the board of directors in fulfilling its oversight responsibilities with respect to the Company’s technology related strategies, risks and policies.

We have adopted a technology governance committee charter, effective May 14, 2026, which details the principal functions of the technology governance committee, including:

●	reviewing and making recommendations regarding the Company’s overall technology and data strategy;
●	reviewing and evaluating the Company’s policies and procedures relating to technology, cyber security, data management and related matters;
●	evaluating and understanding technology and data security threats and risks affecting the Company, and understanding the Company’s internal controls, vulnerabilities and plans for addressing such threats;
●	assisting the board of directors in identifying and understanding new and emerging technology issues, trends, opportunities and threats that may impact the Company’s overall business strategy, which technologies may include, without limitation, artificial intelligence, machine learning and other emerging technologies;

●	reviewing the technology aspects of significant business developments and acquisition opportunities;
●	overseeing key technology and digital risks and related compliance matters, coordinating with the audit committee and other board committees, as appropriate, to ensure effective, non-duplicative oversight;
●	assisting the board of directors in overseeing the Company’s cybersecurity risk management, including the adequacy of cybersecurity programs and policies related to data privacy, network security and incident response;
●	reviewing and recommending updates to the Company’s governance, technology and information security policies;
●	performing an annual assessment of the committee’s performance, and reviewing and reassessing the adequacy of the committee’s charter at least annually and recommending to the board of directors for approval any amendment or modification of the charter; and
●	maintaining minutes of its meetings and periodically reporting to the board of directors on the significant results of the foregoing activities.

The charter also provides that the technology governance committee is composed of two or more directors appointed by the board of directors, that the board of directors designates one member of the committee to serve as chair, and that the committee meets at least quarterly, or as often as circumstances dictate. The committee has access to all Company books, records, facilities and personnel as deemed necessary or appropriate by any member of the committee, and may retain any advisors it deems necessary in the performance of its duties and determine the compensation terms for those advisors at the Company’s expense.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended June 30, 2026, there have been no delinquent filers.

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

The Code of Ethics is posted on our website at www.aent.com

Any amendments to, or waivers from, certain provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer, or principal accounting officer require approval by the Board of Directors or the Audit Committee. We intend to disclose such amendments or waivers promptly in a Current Report on Form 8-K

No waivers were granted during the fiscal year ended June 30, 2026.

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

Item 11. Executive Compensation.

For the fiscal year ended June 30, 2026, Alliance’s named executive officers were Bruce Ogilvie, Executive Chairman, Jeffrey Walker, Chief Executive Officer and Amanda Gnecco, Chief Financial Officer.

This section provides an overview of Alliance’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

2026 and 2025 Summary Compensation Table

The following table shows information regarding the compensation of Alliance’s named executive officers for services performed during the fiscal years ended June 30, 2026, and 2025.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Compensation
Bruce Ogilvie(1)	2026	$953,846	$966,154	-	$34,526	$1,954,526
Executive Chairman	2025	$640,000	$640,000	—	$35,628	$1,315,628
Jeffrey Walker(2)	2026	$955,946	$966,154	-	$13,838	$1,935,938
Chief Executive Offer	2025	$640,000	$640,000	—	$35,216	$1,315,216
Amanda Gnecco (3)	2026	$238,462	$40,000	-	$6,646	$289,107
Chief Financial Officer	2025	220,000	$31,992	8,500	$11,622	$263,614

(1)	Included in all other compensation expenses is $22,128 and $19,219 for car and phone allowance in FY26 and FY25. Also included is $12,398 in 401(k) and health benefits in FY26 and $16,408 in FY25. Fiscal 2026 salary consists of $779,693 of base salary earned during FY26 and $166,154 of retroactive salary approved by the Board. FY26 bonus consists of an $800,000 annual bonus and $166,154 of retroactive bonus approved by the Board. FY25 amounts reflect compensation paid at the reduced $640,000 level.

(2)	Included in all other compensation expenses is $2,645 for car and phone allowance in FY26 and $20,467 in FY25. Also included is $11,193 in 401(k) and health benefits in FY26 and $16,749 in FY25. FY26 salary consists of $789,793 of base salary earned during FY26 and $166,154 of retroactive salary approved by the Board. FY26 bonus consists of an $800,000 annual bonus and $166,154 of retroactive bonus approved by the Board. FY25 amounts reflect compensation paid at the reduced $640,000 level.

(3)	Included in all other compensation expenses is $6,646 for 401(k) and health benefits in FY26.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bruce Ogilvie	-	-	-	-	-	-	-	-	-
Jeffrey Walker	-	-	-	-	-	-	-	-	-
Amanda Gnecco	-	-	-	-	-	8,500	19,805	-	-

Employment Agreements for Named Executive Officers

Overview; Salaries and Bonuses

On February 10, 2023, Bruce Ogilvie, Alliance’s Chairman, and Jeffrey Walker, Alliance’s Chief Executive Officer, entered into employment agreements for initial three-year terms, which will automatically renew thereafter for successive one-year terms. On February 12, 2026, Messrs. Ogilvie and Walker each entered into a new employment agreements which replaced and superseded the 2023 employment agreements. The new employment agreements have three year terms.

Pursuant to the new employment agreements, Messrs Ogilvie and Walker are each entitled to base salary and a target bonus of a certain percentage of their base salary as follows:

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

Fiscal Year 2026 Director Compensation

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)		($)	($)
Teri Wielenga	50,000	-	-	-	-	-	50,000
Chris Nagelson	50,000	-	-	-	-	-	50,000
Tom Donaldson	50,000	-	-	-	-	-	50,000
Dmitry Kozko (1)	33,333	20,000	-	-	-	-	53,333
Sheila Bangalore (1)	33,333	20,000	-	-	-	-	53,333

(1)	Appointed November 6, 2025

Alliance has established a formal arrangement to compensate certain independent directors. Under this arrangement, independent directors receive an annual fee of $50,000 for their service on the board of directors and its committees.

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

As of June 30, 2026, a total of 751,300 awards have been granted under the 2023 Plan.

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

During the fiscal year ended June 30, 2026, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

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

The beneficial ownership percentages set forth in the table below are based on 50,979,630 shares of Class A common stock issued and outstanding as of September 10, 2026.

	Number of Shares of Class A Common Stock	Percentage of Outstanding Class
Name of Beneficial Owner(1)	Beneficially Owned	A Common Stock
Bruce Ogilvie (2)(3)	15,339,097	30.1%
Jeffrey Walker(2)(4)	23,197,756	45.3%
W. Tom Donaldson III(5)	2,569,362	4.9%
Terilea J. Wielenga	13,000	—
Chris Nagelson	5,000	—
Dmitry Kozko	2,630	-
Sheila Bangalore	2,630	-
Amanda Gnecco	7,500	—
Robert Black	20,000	—
Warwick Goldby	14,000	—
Directors and executive officers as a group (10 individuals)	41,170,975	77.5%
Ogilvie Legacy Trust dated September 14, 2021(6)	8,554,025	16.8%

(1)	Unless otherwise indicated, the business address of Alliance’s directors and executive officers is c/o Alliance Entertainment Holding Corporation, 8201 Peters Road, Suite 1000, Plantation, Florida 33324.

(2)	Excludes contingent Class E common stock.

(3)	The shares are beneficially owned by the Bruce Ogilvie, Jr. Trust dated January 20, 1994, having Mr. Bruce Ogilvie, Jr. as trustee, Mr. Ogilvie disclaims individual ownership of such shares except for his individual pecuniary interest in such trusts. Includes 51,122 shares issuable upon exercise of public warrants.

(4)

Includes 192,494 shares issuable upon exercise of public warrants. Mr. Walker has pledged 4,350,000 shares of our common stock to Mr. Ogilvie as collateral securing a $2.0 million personal loan dated May 21, 2026, bearing interest at 12% per annum and maturing on May 21, 2027. In the event of a default under the loan, Mr. Ogilvie could acquire beneficial ownership of the pledged shares through foreclosure or sale, which would increase his beneficial ownership from approximately 30.1% to approximately 38.6% of our outstanding common stock and could result in a change in control of the Company. See “Certain Relationships and Related Party Transactions—Alliance Related Party Transactions—Personal Loan Between Chairman of the Board and Chief Executive Officer.”

(5)	Includes (i) 65,000 shares held directly, (ii) 2,421,062 shares, including 1,837,335 shares issuable upon exercise of private warrants, held directly by B&D Series 2020, LLC, of which Mr. Donaldson is the manager and (iii) 83,300 shares held by Blystone & Donaldson, LLC, of which Mr. Donaldson is the manager. Mr. Donaldson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein

(6)	Mr. Ogilvie’s two adult children are trustees of the Ogilvie Legacy Trust dated September 14, 2021. Mr. Ogilvie disclaims beneficial ownership of the shares held by such trust.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	—	—	248,700
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	248,700

(1) Represents shares of Class A common stock reserved for issuance under the Alliance Entertainment Holding Corporation 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which became effective in connection with the Merger and under which 600,000 shares were initially reserved. On November 7, 2024, our stockholders approved an amendment to the 2023 Plan increasing the number of shares reserved thereunder by 400,000 shares, for a total of 1,000,000 shares of Class A common stock. The 2023 Plan provides for the grant of restricted stock awards, among other award types. As of June 30, 2026, 294,400 shares of restricted stock granted under the 2023 Plan remained outstanding and subject to vesting. Because shares of restricted stock are issued and outstanding upon grant, they are not reportable as securities to be issued upon exercise of outstanding options, warrants and rights in column (a), and are not available for future issuance for purposes of column (c). Shares subject to awards that lapse, expire, are canceled or are forfeited again become available for grant under the 2023 Plan.

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

Alliance Related Party Transactions

Personal Loan Between Executive Chairman and Chief Executive Officer

On May 21, 2026, Bruce Ogilvie, our Executive Chairman, extended a personal loan in the principal amount of $2.0 million to Jeffrey Walker, our Chief Executive Officer. The loan is evidenced by a promissory note that bears interest at the rate of 12% per annum, with all principal and accrued interest due and payable on May 21, 2027 (the first anniversary of the loan date). Mr. Walker has pledged 4,350,000 shares of our common stock to Mr. Ogilvie as collateral for the loan pursuant to a pledge agreement. The pledged shares represent approximately 9% of our outstanding Class A common stock. The Company is not a party to, and has no rights or obligations under, the promissory note or the related pledge agreement, and the Company has not guaranteed any obligations of Mr. Walker under the loan. Because both Mr. Ogilvie and Mr. Walker are significant stockholders of the Company, a foreclosure on the pledged shares in the event of a default could result in a substantial increase in Mr. Ogilvie’s beneficial ownership and could result in a change in control of the Company. For a discussion of the risks associated with this arrangement, see “Risk Factors—Risks Related to Our Business—A default under the personal loan between our Executive Chairman and our Chief Executive Officer could result in a substantial change in the ownership of our common stock.”

GameFly Holdings, LLC

During the years ended June 30, 2026 and 2025, Alliance sold new-release movies, video games and video game consoles to GameFly Holdings LLC totalling approximately $2.7 million in each year. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, two Alliance shareholders. Alliance believes the amounts that GameFly paid for New Release, movies, video games, and video game consoles are at fair market value. GameFly does fulfilment services of fast selling new releases by providing 3PL services at market rates. Either party may terminate the agreement at any time. GameFly is free to purchase from any competitor of Alliance.

As of June 30, 2026 and 2025, the Company had receivables from GameFly LLC of $0.2 million at each year-end, which were included in other receivables, net on the consolidated balance sheets.

For the year ended June 30, 2026 and 2025, the Company recognized revenue for consulting services provided to Gamefly of $0.3 million in each period. For the year ended June 30, 2026 and 2025, the Company incurred consulting expense of $0.09 million and $0.2 million, respectively, for services received from GameFly.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17.0 million line of credit with Bruce Ogilvie, a principal stockholder (the “Ogilvie Loan”), which bore interest at a rate equal to 30-day SOFR plus 5.0% and would have matured on December 22, 2026. In connection with the Company’s entry into an asset-based revolving credit facility with Bank of America on October 1, 2025, the Company repaid the outstanding balance of $10.0 million under the Ogilvie Loan in full, and there were no amounts outstanding as of June 30, 2026. Interest expense related to the Ogilvie Loan was $0.2 million and $0.8 million for the fiscal years ended June 30, 2026, and 2025, respectively.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Donaldson, Nagelson and Kozko and Mses. Wielenga and Bangalore are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fee Type	Year Ended June 30, 2026	Year Ended June 30, 2025
Audit Fees (Grassi)	$456,550	$327,500
Professional Audit-related services (Grassi)	$6,165	46,500
Audit Fees (BDO)	$70,000	$205,800
Professional Audit-related services (BDO)	$25,000
Total Audit Fees	$557,715	$579,800

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

Exhibit		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1**	Business Combination Agreement, dated as of June 22, 2022, by and among Alliance, Merger Sub and Alliance.	Form 8-K	001-40014	2.1	June 23, 2022

3.1*	Second Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.	Form 8-K	001-40014	3.5	February 13, 2023

4.1	Specimen Class A Common Stock Certificate.	Form S-4	333-266098	4.5	October 18, 2022

4.2	Specimen Warrant Certificate.	Form S-4	333-266098	4.6	October 18, 2022

4.3	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40014	4.1	February 11, 2021

4.4	Description of the Registrant’s Securities	Form 10 K	001 40014	4.4	October 19, 2023

10.1	Form of Lock-Up Agreement (included in Exhibit 2.1).	Form 8-K	001-40014	2.1	June 23, 2022

10.2	Alliance Entertainment Holding Corporation 2023 Omnibus Equity Incentive Plan.	Form 10 K	001 40014	10.2	October 19, 2023

Exhibit		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.3	Form of Indemnity Agreement.	Form S-4	333-266098	10.11	October 18, 2022

10.4	Lease Agreement, dated as of August 18, 2017, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.16	October 18, 2022

10.5	First Amendment to Lease, dated as of January 22, 2018, by and among Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.17	October 18, 2022

10.6	Multi-Tenant Industrial Triple Net Lease, dated as of December 14, 2007, by and between Cedar Grove - Crossdock, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.18	October 18, 2022

10.7	First Amendment to Lease Agreement, dated as of January 18, 2013, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.19	October 18, 2022

10.8	Second Amendment to Lease Agreement, dated as of August 1, 2014, by and between KTR LOU I LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.20	October 18, 2022

10.9	Guaranty Agreement, dated as of November 9, 2012, by and between Project Panther Acquisition Corporation and KTR LOU I LLC.	Form S-4	333-266098	10.21	October 18, 2022

10.10	Office Lease, dated as of January 7, 2011, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.22	October 18, 2022

10.11	First Amendment to Lease, dated as of January 31, 2012, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.23	October 18, 2022

10.12	Second Amendment to Lease, dated August 2016, by and between French Overseas Company, LLC and Alliance Entertainment, LLC.	Form S-4	333-266098	10.24	October 18, 2022

10.13	Standard Industrial Lease, dated as of August 12, 2020, by and between SCRS Valley Park Business Center, LLC and COKeM International, Ltd.	Form S-4	333-266098	10.25	October 18, 2022

10.14	Second Amendment to Lease, dated as of June 26, 2020, by and between Liberty Property Limited Partnership and COKeM International, Ltd.	Form S-4	333-266098	10.26	October 18, 2022

Exhibit		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

10.15	Contingent Consideration Escrow Agreement by and among the Combined Company, Bruce Ogilvie and Continental Stock Transfer and Trust Company dated February 10, 2023.	Form 8-K	001-40014	10.29	February 13, 2023

10.16	Distribution Agreement, by and between Gamefly Holdings, LLC and Distribution Solutions, a division of Alliance Entertainment, LLC, dated as of February 1, 2023.	Form 10-Q	001-40014	10.1	February 8, 2024

10.17	Loan and Security Agreement, dated as of October 1, 2025, by and among Alliance Entertainment Holding Corporation, as Parent and Borrower, each of its subsidiaries from time to time party thereto, as Borrowers, the Lenders from time to time parties thereto, and Bank of America, as Agent.	Form 8-K	001-40014	10.1	October 2, 2025

10.18†	Employment Agreement, by and between Alliance Entertainment Holding Corporation and Jeffrey Walker, dated as of February 10, 2026.	Form 8-K	001-40014	10.1	February 13, 2026

10.19†	Employment Agreement, by and between Alliance Entertainment Holding Corporation and Bruce Ogilvie, dated as of February 10, 2026.	Form 8-K	001-40014	10.2	February 13, 2026

19*	Insider Trading Policy

21.1*	List of Subsidiaries.

23.1*	Consent of Grassi & Co., CPAs, P.C.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy	Form 10-K	001-40014	97.1	September 20, 2024

Exhibit		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on the 10th day of September 2026.

Alliance Entertainment Holding Corporation

By:	/s/ Jeffrey Walker
Name:	Jeffrey Walker
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey Walker	Chief Executive Officer and Director	September 10, 2026
Jeffrey Walker	(Principal Executive Officer)

/s/ Bruce Ogilvie	Executive Chairman of the Board of Directors	September 10, 2026
Bruce Ogilvie

/s/ Amanda Gnecco	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2026
Amanda Gnecco

/s/ W. Tom Donaldson III	Director	September 10, 2026
W. Tom Donaldson III

/s/ Chris Nagelson	Director	September 10, 2026
Chris Nagelson

/s/ Terilea J. Wielenga	Director	September 10, 2026
Terilea J. Wielenga

/s/ Dmitry Kozko	Director	September 10, 2026
Dmitry Kozko

/s/ Sheila Bangalore	Director	September 10, 2026
Sheila Bangalore

ALLIANCE ENTERTAINMENT HOLDING CORPORATION.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alliance Entertainment Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alliance Entertainment Holding Corporation (the Company) as of June 30, 2026 and 2025, and the related statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Warrant Liability Fair Value Estimate

Critical Audit Matter Description

As disclosed in Note 20, the Company has certain warrants that are liability-classified and are required to be reported at fair value with the changes in fair value being recorded through comprehensive income. The fair of these warrants was estimated to be $1,496 million as of June 30, 2026. As disclosed in Note 20, the Company estimates the value of these warrants using a Black-Scholes Model. The key assumptions in the model included the Company’s stock price, the exercise price per share, the risk-free interest rate, the expected term (in years) of the warrants, the expected volatility of the Company’s stock price, and the Company’s expected dividend yield.

The principal consideration for our determination that the warrant liability fair value estimate was a critical matter was the significant auditor judgment required to evaluate management’s fair value estimate. The valuation involved significant assumptions, and the fair value measurement was sensitive to changes in those assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s warrant liability fair value estimate included the following, among others:

a)	We read and reviewed the relevant agreements to evaluate the Company’s classification of the warrants as a liability recorded at fair value at each reporting period.
b)	We evaluated the methodology used to determine the fair value of the warrant liability.
c)	We obtained the valuation report prepared by the third-party specialist engaged by management.
d)	We assessed the qualifications, competences, and objectivity of the third-party specialist.
e)	We tested the key data and assumptions used within the Black-Scholes model to estimate the fair value of the warrant liability.
f)	We involved an internal specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the model.
g)	We assessed the sufficiency and accuracy of the Company’s disclosure of its accounting for the warrants included in Note 20.

We have served as the Company’s auditor since 2024.

Jericho, New York

September 10, 2026

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share amounts)	June 30, 2026	June 30, 2025
Assets
Current Assets
Cash	$814	$1,236
Trade Receivables, Net of Allowance for Credit Losses of $811 and $867, respectively	111,038	95,027
Inventory, Net	126,599	102,848
Other Current Assets	9,843	19,021
Total Current Assets	248,294	218,132
Property and Equipment, Net	10,564	11,291
Operating Lease Right-Of-Use Assets, Net	16,062	19,214
Goodwill	94,081	89,116
Intangibles, Net	18,457	18,475
Other Long-Term Assets	9,932	789
Deferred Tax Asset, Net	210	4,211
Total Assets	$397,600	$361,228
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$170,958	$155,300
Accrued Expenses	8,361	9,548
Current Portion of Operating Lease Obligations	3,329	3,229
Current Portion of Finance Lease Obligations	1,937	3,075
Deferred Consideration	1,300	-
Contingent Liability	-	1,577
Total Current Liabilities	185,885	172,729
Revolving Credit Facility, Net	73,721	55,268
Finance Lease Obligation, Non- Current	-	1,931
Operating Lease Obligations, Non-Current	14,217	17,432
Shareholder Loan (subordinated), Non-Current	-	10,000
Contingent Liability, Non-Current	5,500	-
Acquired Royalty Obligation (Endstate), Non-Current	165	-
Warrant Liability	1,496	646
Total Liabilities	280,984	258,006
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding 0 shares as of June 30, 2026 and June 30, 2025	-	-
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at June 30, 2026, and at June 30, 2025; Issued and Outstanding 50,979,630 shares at June 30, 2026, and 50,957,370 at June 30, 2025, respectively	5	5
Paid In Capital	48,907	48,570
Accumulated Other Comprehensive Loss	(77)	(76)
Retained Earnings	67,781	54,723
Total Stockholders’ Equity	116,616	103,222
Total Liabilities and Stockholders’ Equity	$397,600	$361,228

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
($ in thousands except share and per share amounts)	June 30, 2026	June 30, 2025
Net Revenues	$1,148,986	$1,063,457
Cost of Revenues (excluding depreciation and amortization)	996,662	930,605
Operating Expenses
Distribution and Fulfillment Expense	44,960	40,375
Selling, General and Administrative Expense	66,169	55,992
Depreciation and Amortization	5,359	5,334
Loss on Vendor Receivable	7,823
Transaction Costs	1,213	957
Insurance Claim Recovery	(395)	-
Restructuring Cost	-	73
Gain on Disposal of Fixed Assets	(24)	(15)
Total Operating Expenses	125,105	102,716
Operating Income	27,219	30,136
Other Expenses
Interest Expense	7,606	10,575
State tax Benefit from prior year	(51)
Change in Fair Value of Warrants	850	853
Total Other Expenses	8,405	11,428
Income Before Income Tax Expense	18,814	18,708
Income Tax Expense	5,756	3,630
Net Income	13,058	15,078
Other Comprehensive Income (Loss)
Foreign Currency Translation	(1)	3
Total Comprehensive Income	13,057	15,081
Net Income per Share – Basic	$0.26	$0.30
Weighted Average Common Shares Outstanding - Basic	50,963,975	50,957,370
Net Income per Share – Diluted	0.26	0.30
Weighted Average Common Shares Outstanding - Diluted	51,051,740	51,016,546

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2026 AND 2025

	Common Stock Shares			Accumulated Other
($ in thousands)	Issued and Outstanding	Par Value	Paid In Capital	Comprehensive (Loss) Income	Retained Earnings	Total
Balances at June 30, 2024	50,957,370	$5	$48,058	$(79)	$39,645	$87,629
Warrant Conversion	-	-	454	-	-	454
Currency Translation Adjustment	-	-	-	3	-	3
Stock-based Compensation Expense	-	-	58	-	-	58
Net Income	-	-	-	-	15,078	15,078
Balances at June 30, 2025	50,957,370	$5	$48,570	$(76)	$54,723	$103,222
Warrant Conversion	-	-	-	-	-	-
Currency Translation Adjustment	-	-	-	(1)	-	(1)
Stock-based Compensation Expense	22,260	-	337	-	-	337
Net Income	-	-	-	-	13,058	13,058
Balances at June 30, 2026	50,979,630	$5	$48,907	$(77)	$67,781	$116,616

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
($ in thousands)	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net Income	$13,058	$15,078
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation of Property and Equipment	1,793	1,828
Amortization of Intangible Assets	3,567	3,506
Amortization of Deferred Financing Costs (Included in Interest Expense)	2,086	1,404
Allowance for Credit Losses	1,445	1,068
Change in Fair Value of Warrants	850	853
Deferred Income Taxes	4,001	2,322
Non-cash lease expense	3,152	2,910
Stock-based Compensation Expense	337	58
Gain on Disposal of Fixed Assets	(24)	(15)
Changes in Assets and Liabilities
Trade Receivables	(17,455)	(6,080)
Inventory	(23,751)	(4,665)
Income Taxes Receivable	(600)	(384)
Operating Lease Obligations	(3,115)	(1,731)
Other Assets	462	(11,340)
Accounts Payable	15,658	22,079
Accrued Expenses and Contingent Liability	(3,164)	(82)
Net Cash (Used In) Provided By Operating Activities	(1,700)	$26,809
Cash Flows from Investing Activities:
Capital Expenditures	(1,074)	(54)
Cash Inflow from Asset Disposal	30	15
Investment in Captive Stock (Equity Component)	173	-
Cash Paid for Business Acquisition/Asset Purchase	(1,150)	(7,595)
Cash Paid for Contract	-	(500)
Net Cash Used in Investing Activities	(2,021)	(8,134)
Cash Flows from Financing Activities:
Payments on Financing Leases	(3,069)	(2,848)
Payments on Revolving Credit Facility	(1,142,898)	(986,132)
Borrowings on Revolving Credit Facility	1,159,913	970,409
Payments on Shareholder Note (Subordinated), Current	(10,000)	-
Deferred Financing Costs	(646)	-
Net Cash Provided By (Used In) Financing Activities	3,300	(18,571)
Net (Decrease)/Increase in Cash	(421)	104
Net Effect of Currency Translation on Cash	(1)	3
Cash, Beginning of the Year	1,236	1,129
Cash, End of the Year	$814	$1,236
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$7,530	$9,171
Cash Paid for Income Taxes	$2,452	$1,727
Supplemental Disclosure for Non-Cash Investing and Financing Activities
Conversion of Warrants from liability to Equity	$-	454
Contract Acquisition	$-	1,800

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

On December 31, 2025, the Company completed the acquisition of Endstate Authentic LLC (“Endstate”), a digital authentication and loyalty-driven consumer brand. The transaction was accounted for as a business combination under ASC 805. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The purchase price allocation is preliminary and subject to adjustment as the Company continues to finalize its valuation analyses. Results of operations for Endstate are included in the Company’s consolidated financial statements beginning on the acquisition date. Additional information related to this acquisition is provided in Note 22 – Business Combinations.

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer. The recapitalization has been retroactively reflected in all periods presented. The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding contingent Class E shares and warrant liabilities, as discussed further in Notes 15 and 20.

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

Liquidity

On October 1, 2025, the Company entered into a $120 million senior secured asset-based revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”). The new facility refinanced and replaced the Company’s prior three-year $120 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, which was entered into on December 21, 2023, and was scheduled to mature on December 21, 2026. Based on the Company’s cash on hand, cash flows from operations, working capital, and availability under its revolving credit facility, management has concluded that the Company has sufficient liquidity to fund its operations and obligations for at least twelve months from the issuance of these consolidated financial statements.

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

Escrow Receivable

As of June 30, 2026, the Company had $8.5 million held in escrow related to a terminated acquisition transaction. The Company does not have access to or control over the escrow account, and the acquisition did not proceed. The funds are classified as a receivable within Other Long-Term Assets, and the Company is actively pursuing return of the escrowed funds.

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

The Company completes its annual goodwill impairment tests in the fourth quarter, or whenever there are indicators that the fair value of the reporting unit might be less than the carrying amount. For the years ended June 30, 2026, and 2025, the Company did not record any impairment.

Definite-Lived intangible assets are stated at cost, less accumulated amortization. Amortization of customer relationships, Trademarks, technology, and customer lists is recorded using an accelerated method over the useful lives of the related assets, which range from 5 to 15 years. Covenants not to compete and trade names are amortized using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 15 years.

Indefinite-lived intangible assets, such as certain trade names, are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For the years ended June 30, 2026 and 2025 the company did not record any impairment.

Impairment of Long-Lived Assets

Recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment during the years ended June 30, 2026, and 2025.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s estimates of allowance for credit losses, sales returns reserve, warrants fair value, customer rebates and discount reserves, goodwill impairment, and inventory valuation. On an ongoing basis, management evaluates its estimates against historical experience and trends, which form the basis for judgments about the carrying value of assets and liabilities.

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

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2026, and 2025, based on the short-term nature and maturity of these instruments.

The estimated fair value of the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2026, and 2025 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The following table sets forth the computation of basic and diluted net earnings per share of Common Stock for the years ended June 30, 2026, and 2025 respectively:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Net Income (in thousands)	$13,058	$15,078
Basic and diluted shares
Weighted-average Class A Common Stock outstanding (basic)	50,963,975	50,957,370
Weighted-average Class A Common Stock outstanding (diluted)	51,051,740	51,016,546
Income per share for Class A Common Stock
— Basic	$0.26	$0.30
— Diluted	$0.26	$0.30

There are 60,000,000 shares of Class E issuable Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met as of June 30, 2026. For the year ended June 30, 2026, there are also 9,919,993 warrants outstanding and 87,765 restricted shares that have been excluded from diluted earnings per share because they are anti-dilutive.

Advertising Costs

Advertising costs, which consist primarily of mailers, catalogs, online marketing and other promotions, are expensed in the period in which the advertisement or promotion occurs. Additionally, the Company maintains cooperative advertising agreements with certain vendors to include their logos and product descriptions prominently in the catalogs and calendars. The fee revenues charged to the vendors for the cooperative advertising arrangements are recorded as a reduction of advertising expense and any excess fees are recorded as a reduction of cost of revenues. Advertising costs, which are included as selling, general and administrative expenses, were $7.6 million and $7.7 million for the years ended June 30, 2026, and 2025, respectively.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiary is measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into United States dollars at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Foreign currency translation (loss) income totaled approximately ($1) thousand and $3 thousand for the years ended June 30, 2026, and 2025, respectively.

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

Concentrations

Customers:

	Year Ended	Year Ended
Revenues	June 30, 2026	June 30, 2025
Customer #1	20.8%	14.5%
Customer #2	13.7%	14.0%
Customer #3	10.7%	11.4%

Receivables	June 30, 2026	June 30, 2025
Customer #1	29.3%	30.2%
Customer #2	15.6%	*
Customer #3	13.3%	13.1%

*	Less than 10%

Suppliers:

	Year Ended	Year Ended
Purchases	June 30, 2026	June 30, 2025
Supplier #1	23.7%	23.5%
Supplier #2	11.2%	10.4%
Supplier #3	11.2%	*
Supplier #4	*	12.1%

*	Less than 10%

Payables	June 30, 2026	June 30, 2025
Supplier #1	14.9%	12.9%
Supplier #2	14.3%	18.8%

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

Accounting Pronouncements

Recently Issued and Adopted Accounting Pronouncements

Accounting Standards Update 2023-07, In 2023, Segment Reporting. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU provides guidance intended to improve reportable segment disclosures, principally through enhanced disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, disclosure of an amount for other segment items by reportable segment and a description of its composition, disclosure of the title and position of the chief operating decision maker and an explanation of how the reported measures of segment profit or loss are used in assessing performance and allocating resources, and extension of the annual segment disclosures to interim periods. The ASU also requires that an entity with a single reportable segment provide all of the disclosures required by the amendments and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied retrospectively to all prior periods presented. The Company adopted the annual disclosure requirements of this ASU for the fiscal year ended June 30, 2025 and the interim disclosure requirements during the fiscal year ended June 30, 2026. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations, or cash flows, and resulted in expanded segment disclosures. See Note 10 — Segment Information.

Accounting Standards Update 2023-09, In 2023, Income Taxes. The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU provides guidance requiring more detailed income tax disclosures, including disaggregated information about the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, disclosure of income taxes paid net of refunds received disaggregated by federal, state and foreign jurisdictions and by individual jurisdictions meeting a quantitative threshold, and disaggregation of income before income taxes and of income tax expense between domestic and foreign amounts. This ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied on a prospective basis, with retrospective application permitted. The Company adopted ASU 2023-09 effective July 1, 2025 for the fiscal year ended June 30, 2026 on a prospective basis. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations, or cash flows, and resulted in expanded income tax disclosures in the notes to the consolidated financial statements, including a disaggregated effective tax rate reconciliation and disclosure of income taxes paid by jurisdiction. See Note 11 — Income Taxes.

Accounting Standards Update 2024-01, In 2024, Compensation—Stock Compensation. The FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU provides guidance clarifying how an entity determines whether a profits interest or similar award should be accounted for as a share-based payment arrangement under Topic 718 or as a cash bonus or profit-sharing arrangement under other Topics, and adds an illustrative example intended to reduce diversity in practice in applying that scope guidance. This ASU is effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2024-01 effective July 1, 2025 for the fiscal year ended June 30, 2026. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Standards Update 2024-02, In 2024, Codification Improvements—Amendments to Remove References to the Concepts Statements. The FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes references to various FASB Concepts Statements from the Accounting Standards Codification. In most instances the references were extraneous and not required to understand or apply the guidance, and in other instances the references were used to provide guidance in certain topical areas. This ASU is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-02 effective July 1, 2025 for the fiscal year ended June 30, 2026. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued but Not Yet Adopted Accounting Pronouncements

Accounting Standards Update 2024-04, In 2024, Debt—Debt with Conversion and Other Options. The FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU provides guidance clarifying the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features and convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, which for the Company is the fiscal year beginning July 1, 2026, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or disclosures.

Accounting Standards Update 2025-05, In 2025, Financial Instruments—Credit Losses. The FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides all entities with a practical expedient permitting an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 when estimating expected credit losses. The ASU also provides entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date; that election is not available to the Company. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, which for the Company is the fiscal year beginning July 1, 2026, with early adoption permitted, and is required to be applied prospectively to estimates of expected credit losses performed after the date of adoption. The Company is currently evaluating whether it will elect the practical expedient and the impact of this ASU on its financial statements to determine the potential effect on its financial reporting and disclosures.

Accounting Standards Update 2024-03, In 2024, Income Statement—Reporting Comprehensive Income. The FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides guidance on the disaggregation of income statement expenses, aiming to enhance the transparency of financial reporting by requiring more detailed disclosures of expense categories, including purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each relevant expense caption, a qualitative description of the amounts remaining in each relevant expense caption that are not separately disaggregated quantitatively, and disclosure of total selling expenses and, on an annual basis, the Company’s definition of selling expenses. As clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, this ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, which for the Company is the fiscal year beginning July 1, 2027 and interim periods within the fiscal year beginning July 1, 2028, with early adoption permitted. The amendments are required to be applied prospectively, with retrospective application to any or all prior periods presented permitted. The Company is currently evaluating the impact of this ASU on its financial statements to determine the potential effect on its financial reporting and disclosures.

Accounting Standards Update 2025-03, In 2025, Business Combinations and Consolidation. The FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU provides guidance on determining the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business, requiring an entity to consider the same factors that are currently required for determining the accounting acquirer in other acquisition transactions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, which for the Company is the fiscal year beginning July 1, 2027, with early adoption permitted, and is required to be applied prospectively to business combinations with an acquisition date on or after the date of initial application. The Company is currently evaluating the impact of this ASU on its financial statements to determine the potential effect on its financial reporting and disclosures.

Accounting Standards Update 2025-06, In 2025, Intangibles—Goodwill and Other—Internal-Use Software. The FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to software development project stages so that the guidance is neutral to the software development method used, and instead requires an entity to capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating that threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, which for the Company is the fiscal year beginning July 1, 2028, with early adoption permitted as of the beginning of an annual reporting period, and may be applied prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the impact of this ASU on its financial statements to determine the potential effect on its financial reporting and disclosures.

Note 2: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	June 30, 2026	June 30, 2025
Trade Receivables	$117,700	$100,799
Less:
Allowance for Credit Losses	(811)	(867)
Sales Returns Reserve	(2,748)	(2,257)
Customer Rebate and Discount Reserve	(3,103)	(2,648)
Total Allowances	(6,662)	(5,772)
Trade Receivables, Net	$111,038	$95,027

The following table provides a roll forward of the allowance for credit losses accounts for the fiscal years ended June 30, 2026, and 2025:

Allowance for Credit Losses Roll forward	June 30, 2026	June 30, 2025
($ in thousands)
Beginning Balance	(867)	(648)
Current Period Provision for Expected Credit Losses	(1,445)	(1,068)
Write-offs	1,509	861
Recoveries of Previously Written-off Accounts	(8)	(12)
Ending Balance	(811)	(867)

Note 3: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	June 30, 2026	June 30, 2025
Inventory	$130,314	$108,590
Less: Reserves	(3,715)	(5,742)
Inventory, Net	$126,599	$102,848

There were no inventory write-downs recorded for the fiscal years ended June 30, 2026, and 2025.

Note 4: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	June 30, 2026	June 30, 2025
Other Assets–Current
Prepaid Intellectual Property	$1,686	$2,786
Escrow Receivable	-	8,500
Contract Acquisition receivable	-	2,342
Insurance Receivable	51	1,377
Prepaid Insurance	533	377
Prepaid Catalogs	519	632
Prepaid Manufacturing Components	1,725	385
Prepaid Maintenance	1,646	1,041
Other Current Assets	1,039	-
Prepaid Molding	355	140
Prepaid Shipping Supplies	1,845	1,270
Prepaid Vault	-	154
Prepaid Royalties	444	17
Total Other Assets–Current	$9,843	$19,021

Other Long-Term Assets
Escrow Receivable	$8,500	$-
Deposits	220	$175
Income tax receivable	1,212	614
Total Other Long-Term Assets	$9,932	$789

Note 5: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	June 30, 2026	June 30, 2025
Property and Equipment
Leasehold Improvements	$1,313	$908
Machinery and Equipment	31,184	30,624
Furniture and Fixtures	1,688	1,717
Capitalized Software	10,377	10,377
Equipment Under Finance Leases	12,488	12,488
Computer Equipment	1,756	1,757
Construction in Progress	-	43
	58,806	57,914
Less: Accumulated Depreciation and Amortization	(48,242)	(46,623)
Total Property and Equipment, Net	$10,564	$11,291

Depreciation Expense for the years ended June 30, 2026, and 2025 was $1.8 million in both years.

Note 6: Goodwill and Intangibles, Net

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years. The $4.97 million increase in goodwill during the fiscal year ended June 30, 2026 relates to the Endstate business combination discussed in Note 22, Business Combination (Endstate). For the fiscal year ended June 30, 2026 and June 30, 2025, goodwill activity consisted of the following:

($ in thousands)	June 30, 2026	June 30, 2025
Goodwill, Beginning Balance	$89,116	89,116
Additions	$4,965	-
Goodwill, Ending Balance	$94,081	89,116

Intangibles, Net consists of the following at:

($in thousands)		Year ended June 2026		Year Ended June 2025
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	(75,582)	$2,418	(73,928)	$4,072
Contract Acquisition	$2,100	(570)	$1,530	(180)	$1,620
Tradename - HMBR	$6,800	-	$6,800	-	6,800
Trademark - Endstate	$800	(40)	$760	-	-
Technology - Endstate	$1,550	(78)	$1,473	-	-
Customer Relationships - Endstate	$900	(45)	$855	-	-
Mecca Customer Relationships	$8,023	(6,969)	$1,054	(6,393)	$1,630
Customer List	$12,760	(9,192)	$3,568	(8,407)	$4,353
Total	$110,933	(92,476)	$18,457	(88,908)	$18,475

During the years ended June 30, 2026, and 2025, the Company recorded amortization expense of $3.6 million and $3.5 million, respectively.

Expected amortization over the next five years and thereafter, as of June 30, 2026, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30,
2027	$3,829
2028	2,788
2029	1,544
2030	966
2031	696
Thereafter	1,834
Total Expected Amortization	$11,657
Indefinite-lived Intangible asset	6,800
Total Intangible Assets	$18,457

Note 7: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	June 30, 2026	June 30, 2025
Marketing Funds Accruals	$6,027	$4,870
Payroll and Payroll Tax Accruals	1,746	1,690
Accruals for Other Expenses	188	1,688
Accrued Contract Liability	400	1,300
Total Accrued Expenses	$8,361	$9,548

Note 8: Revolving Credit Facility

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

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus an applicable margin of 1.50% through March 31, 2026 and 1.625% thereafter. The 30-day SOFR rate as of June 30, 2026 was 3.61%. The Company also pays a commitment fee of 0.15% per annum on unused availability. Commitment fees incurred during the year ended June 30, 2026 and 2025 were $0.12 million and $0.22 million, respectively. Included in interest expense for the year ended June 30, 2026, is $1.6 million related to the accelerated amortization of unamortized deferred financing costs associated with the prior revolving credit facility that was refinanced and replaced.

Availability under the Revolving Credit Facility is based on eligible accounts receivable and inventory. As of June 30, 2026, availability was approximately $45.7 million, with outstanding borrowings of approximately $74.3 million.

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

The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of June 30, 2026.

Letters of Credit

The Revolving Credit Facility permits the issuance of letters of credit, which reduces availability under the borrowing base. As of June 30, 2026, the Company had letters of credit outstanding totaling $0.75 million.

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

The Prior Revolving Credit Facility was terminated and fully repaid on October 1, 2025; therefore, as of June 30, 2026, no amounts were outstanding and an effective interest rate was not applicable.

($ in thousands)	New Credit Facility June 30, 2026	Prior Credit Facility June 30, 2025
Outstanding Balance	$74,271	$57,257
Less: Deferred Finance Costs	(550)	(1,988)
Revolving Credit Facility, Net	$73,721	$55,269

During the years ended June 30, 2026, and 2025, the Company had interest expenses of $4.9 million and $7.2 million, respectively, and amortization of deferred finance costs of $2.1 million and $1.4 million, respectively.

Recurring amortization of deferred financing costs was approximately $0.6 million and $1.4 million for the years ended June 30, 2026, and 2025, respectively. In addition, interest expense for the year ended June 30, 2026, included approximately $1.6 million of accelerated amortization of deferred financing costs related to the early refinancing and termination of the prior revolving credit facility on October 1, 2025.

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

As of June 30, 2026, and June 30, 2025, the Company had no remaining liability related to the terminated self-insured medical plans, as the previously accrued estimated run-out exposure was fully settled during the first quarter of fiscal 2026.

401(k) Plan

The Company has the Alliance Entertainment 401(k) Plan (the Plan) covering all eligible employees of the Company. All employees over the age of 18 are eligible to participate in the Plan at the beginning of the month following date of hire. The Plan has automatic deferral at the beginning of the month following the date of hire. Employees are automatically enrolled in the Plan with a 3% contribution; however, they have the option to increase/decrease their deferrals or opt out of the Plan at any time. The Company currently offers a match contribution of $0.50 of every dollar up to 4% of contribution percentage. For the fiscal year ending June 30, 2026, and 2025 the company’s matching expense was approximately $0.8 million and $0.6 million respectively. The Company conducts a retirement plan review on an annual basis.

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

The following table presents segment revenue, net income, and the significant segment expenses for the Company’s single reportable segment for the fiscal years ended June 30, 2026, and 2025 (in thousands):

Reconciliation to Consolidated Net Income:

	Fiscal Year ended June 30
	2026	2025
Net Revenues	$1,148,986	$1,063,457
Cost of Revenues (excluding depreciation and Amortization)	996,662	930,605
Distribution and Fulfillment Expense	44,960	40,375
Sales and Marketing	35,393	26,919
Other Segment items*	58,913	50,480
Net income	13,058	15,078

*	Other segment items include interest expense, income tax expense, general and administrative expenses, and technology expenses, which are reported separately on the consolidated statements of income and comprehensive income.

Note 11: Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to reverse.

Effective July 1, 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. This standard requires enhanced disaggregation of the statutory rate reconciliation and cash income taxes paid. The Company has adopted this standard on a prospective basis. Accordingly, the enhanced disclosures required by ASU 2023-09 are presented for fiscal year 2026 only, and prior-period disclosures have not been revised.

Income Before Income Taxes

The components of income before income taxes from continuing operations were as follows (in thousands):

Year Ended June 30,	2026	2025
United States	$18,814	$18,708
Foreign	—	—
Total income before income taxes	$18,814	$18,708

Provision for Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30
($ in thousands)	2026	2025
Income Tax Expense:
Current:
Federal	$849	$592
State	906	715
Total Current Expense	$1,755	$1,307
Deferred:
Federal	$3,306	$2,404
State	695	(81)
Total Deferred Expense	4,001	2,323
Income Tax Expense	$5,756	$3,630

Effective Tax Rate Reconciliation

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for fiscal 2026. The fiscal 2026 reconciliation reflects the disclosure requirements of ASU 2023-09.

Fiscal 2026 Effective Tax Rate Reconciliation

Reconciling Item ($ in thousands)	Amount	Rate
U.S. federal statutory income tax at 21%	$3,951	21.00%
State and local income taxes, net of federal benefit	1,602	8.52%
Nontaxable or nondeductible items:	349	1.85%
Other nontaxable or nondeductible items	194	1.03%
Effect of cross-border tax laws	(297)	(1.58)%
Other adjustments	(43)	(0.22)%
Provision for income taxes / effective tax rate	$5,756	30.60%

Nontaxable or nondeductible items were primarily attributable to tax effects associated with acquisition-related items from the Adara merger and other permanent differences.

The effect of cross-border tax laws primarily relates to the Company’s deduction for foreign-derived intangible income ( “FDII”), which reduced the Company’s effective tax rate for fiscal 2026.

For the fiscal year ended June 30, 2026, California, Pennsylvania, and Kentucky represented a majority of the Company’s state and local income tax effect included in the effective tax rate reconciliation.

Fiscal 2025 Effective Tax Rate Reconciliation

($ in thousands)	Year Ended June 30 2025
Federal Income Tax Provision at Statutory Rate	$3,922	21%
State Taxes, Net of Federal Benefits	634	3%
Other - Permanent adjustments	26	0%
Fair Value Adjustments on Warrants	179	1%
Foreign Derived Intangible Income	(349)	-2%
Software Costs	(682)	-4%
Immaterial income tax out-of-period adjustment	(100)	-0%

Income Tax Expense (Benefit)	$3,630	19%

Deferred Taxes

The net deferred tax asset primarily relates to interest expense carryforwards under Section 163(j), operating lease liabilities, inventory-related temporary differences, and state net operating loss carryforwards, partially offset by deferred tax liabilities associated with goodwill and intangible assets, operating lease assets, property and equipment, and prepaid expenses.

The significant components of the Company’s deferred tax liabilities (assets) at June 30, 2026 are as follows:

(In thousands)	2026	2025
Deferred Tax Assets:
Section 163(j) Interest Expense	$4,067	$4,488
Net operating loss carryforwards	1,087	4,855
Accruals not currently deductible	1,390	1,088
Lease liability	4,525	5,347
Inventory	2,002	2,364
Section 248 organization costs	1,674	1,674
Other	219	234
Total deferred tax assets	14,964	20,050
Deferred Tax Liabilities:
Goodwill and intangibles	(7,285)	(7,208)
Operating lease assets	(4,138)	(4,970)
Property and equipment	(2,097)	(2,629)
Prepaids	(1,234)	(1,032)
Total deferred tax liabilities	(14,754)	(15,839)
Net deferred tax asset	$210	$4,211

Valuation Allowance

The Company evaluates deferred tax assets for recoverability each reporting period. Based upon the weight of available positive and negative evidence, management concluded that it is more likely than not that the Company’s deferred tax assets will be realized. Accordingly, no valuation allowance was recorded as of June 30, 2026 or 2025.

Uncertain Tax Positions

As of June 30, 2026, 2025 and 2024, the Company had no unrecognized tax benefits and, accordingly, no accrued interest or penalties related to uncertain tax positions. Federal income tax returns remain subject to examination for years subsequent to 2022. State income tax returns remain subject to examination based upon the respective statutes of limitation. The Company is currently under examination by the Florida taxing authorities. Management believes its tax positions are more likely than not to be sustained and has not recorded a liability for uncertain tax positions.

Net Operating Loss Carryforwards

As of June 30, 2026, the Company had no federal net operating loss carryforwards and state net operating loss carryforwards of approximately $6.49 million. Approximately $5.6 million of these carryforwards will expire, if unused, through 2043. The remaining carryforwards may be carried forward indefinitely. The Company had approximately $15.6 million of federal business interest expense carryforwards under IRC Section 163(j), which may be carried forward indefinitely.

The utilization of net operating losses and certain tax attributes may be limited under Section 382 of the Internal Revenue Code and similar state provisions following an ownership change.

Income Taxes Paid

Income taxes paid, net of refunds, consisted of the following (in thousands):

Year Ended June 30, 2026	Amount
Federal (United States)	$1,307
State and local	1,145
Foreign	—
Total income taxes paid, net of refunds	$2,452

Individual taxing jurisdictions representing more than 5% of total income taxes paid, net of refunds, during fiscal 2026 were as follows (in thousands):

(In thousands)	2026
U.S. Federal	$1,307
California	204
Pennsylvania	163
Kentucky	134
Other states	644
Total income taxes paid, net of refunds	$2,452

Note 12: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of June 30, 2026, and June 30, 2025.

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

On June 6, 2024, Office Create Corporation (“Office Create”) filed a complaint against COKeM International Ltd. (“COKeM”) in the United States District Court for the District of Minnesota alleging contributory trademark infringement, contributory false designation of origin and unjust enrichment relating to COKeM’s alleged distribution of the video game Cooking Mama: Cookstar. Office Create originally sought damages of no less than $20,913,200, plus interest of 9% accruing from October 3, 2022. On August 29, 2024, COKeM filed a response denying all allegations, and on September 12, 2024 filed a third-party complaint against Planet Entertainment LLC and Steven Grossman asserting claims for indemnification and contribution. Office Create later filed an amended complaint impleading the former owner, chairman, chief financial officer and senior vice president of sales of COKeM and asserting claims for willful trademark infringement and civil conspiracy, increasing the damages sought to an amount in excess of $35 million. COKeM filed an amended answer as to the new claims pertaining to it directly on March 12, 2025, denies the allegations, and intends to continue to defend the lawsuit vigorously.

The parties then completed fact discovery, including depositions of a co-defendant corporate designee and of current and former COKeM personnel taken between September 2025 and February 2026, and each party designated a damages expert. On January 6, 2026, Office Create stipulated to the dismissal of its claims against the Plaion defendants pursuant to a confidential settlement, and the court dismissed those defendants from the litigation the same day. Fact discovery has concluded.

The parties have engaged in settlement discussions that have not resulted in an agreement, and their respective positions as to value remain materially divergent. During the period from April 17, 2026 through June 30, 2026 the matter remained in the expert-motion phase: COKeM denies liability and continues to defend the matter. The Company maintains liability insurance applicable to this claim. Because the proceedings remain at an expert and pre-trial stage and the parties’ valuations of the claim differ materially, the Company is unable to estimate the amount or range of reasonably possible loss, and no liability has been recorded for this matter as of June 30, 2026. An unfavorable outcome could exceed available insurance and could be material to the Company’s consolidated financial position, results of operations and cash flows.

Jonathan Hoang To v. DirectToU, LLC, United States District Court for the Northern District of California, Case No. 3:24-cv-06447; Douglas Feller, Jeffry Haise, and Joseph Mull v. Alliance Entertainment, LLC and DirectToU, LLC, United States District Court for the Southern District of Florida, Case No. 0:24-cv-61444; and Vivek Shah v. DirectToU, LLC, JAMS Arbitration, No. 5220006749. — On or about September 12, 2024, these actions were brought against DirectToU, LLC (“DirectToU”) and/or Alliance Entertainment, LLC (“Alliance”) alleging violations of the Video Privacy Protection Act (“VPPA”) related to the alleged collection of, and alleged disclosure to Meta and other third parties including data brokers of, private information and user data regarding a user’s account information and video viewing and purchasing history from websites operated by the Company. DirectToU and Alliance disputed the allegations. The Feller action was dismissed and those plaintiffs were added to the Hoang To matter.

The parties agreed to resolve the claims on a class-wide basis for $1.58 million. The court granted preliminary approval of the settlement on September 22, 2025 and entered final approval on May 5, 2026. The settlement was funded during the fiscal year ended June 30, 2026, and the matter was fully resolved as of that date. No further obligation or contingency exists in respect of these claims.

The Company recorded a contingent liability of $1.58 million for the settlement and a related insurance recovery receivable from CNA of $1.38 million as of June 30, 2025. Both amounts were settled during the fiscal year ended June 30, 2026, and no balances relating to this matter remain recorded on the consolidated balance sheet as of June 30, 2026.

Sparkle Pop, LLC v. Alliance Entertainment Holding Corporation and Alliance Entertainment. LLC (U.S. Bankruptcy Court for MD-In Re Diamond Comic Distributors): On June 9, 2025, Sparkle Pop sued the Alliance entities in the United States Bankruptcy Court for the District of Maryland (In re Diamond Comic Distributors) alleging theft of trade secrets and tortious interference with contracts arising out of Alliance’s successful bid for, and subsequent termination of, the asset purchase agreement in the Diamond Comic Distributors bankruptcy. Alliance moved to dismiss the original complaint on July 10, 2025. On July 24, 2025, Sparkle Pop filed an amended complaint asserting the same claims plus an additional claim for breach of a non-disclosure agreement, and on August 7, 2025 Alliance moved to dismiss the amended complaint on the grounds that Sparkle Pop lacks standing, having been neither a party to, an intended third-party beneficiary of, nor an assignee of rights under the non-disclosure agreement, and that it failed to state a claim. Briefing was completed on September 17, 2025, and on November 10, 2025 the court heard oral argument and denied Alliance’s motion to dismiss. The adversary proceeding was stayed until February 16, 2026 to permit the appointed Chapter 7 trustee to become familiar with the litigation, after which the parties advance to discovery.

Note 13: Related Party Transactions

GameFly Holdings, LLC

During the years ended June 30, 2026 and 2025, Alliance sold new-release movies, video games and video game consoles to GameFly Holdings LLC totaling approximately $2.7 million in each year. GameFly, a customer of Alliance, is equally owned by Bruce Ogilvie and Jeff Walker, two Alliance shareholders. Alliance believes the amounts that GameFly paid for New Release, movies, video games, and video game consoles are at fair market value. GameFly does fulfillment services of fast selling new releases by providing 3PL services at market rates. Either party may terminate the agreement at any time. GameFly is free to purchase from any competitor of Alliance.

As of June 30, 2026 and 2025, the Company had receivables from GameFly LLC of $0.2 million at each year-end, which were included in Other receivables, net on the consolidated balance sheets.

For the year ended June 30, 2026 and 2025, the Company recognized revenue for consulting services provided to Gamefly of $0.3 million in each period. For the year ended June 30, 2026 and 2025, the Company incurred consulting expense of $0.09 million and $0.2 million, respectively, for services received from GameFly.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17.0 million line of credit with Bruce Ogilvie, a principal stockholder (the “Ogilvie Loan”), which bore interest at a rate equal to 30-day SOFR plus 5.0% and would have matured on December 22, 2026. In connection with the Company’s entry into an asset-based revolving credit facility with Bank of America on October 1, 2025, the Company repaid the outstanding balance of $10.0 million under the Ogilvie Loan in full, and there were no amounts outstanding as of June 30, 2026. Interest expense related to the Ogilvie Loan was $0.2 million and $0.8 million for the fiscal years ended June 30, 2026, and 2025, respectively.

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

The White Oak credit facility was repaid in full and terminated on October 1, 2025. During the year ended June 30, 2026, the Company did not incur any related-party fees with BDCP; however, upon termination of the facility, the Company expensed $0.6 million of the remaining unamortized deferred financing costs associated with that facility. There were no amounts payable to BDCP as of June 30, 2026 and June 30, 2025.

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

On the consolidated balance sheet, operating leases are reflected in “Operating Lease Right-of-Use Assets, Net,” “Current Portion of Operating Lease Obligations,” and “Operating Lease Obligations, Non-Current.” Finance leases are included under “Property & Equipment, Net,” “Current Portion of Finance Lease Obligations,” and “Finance Lease Obligations, Non-Current.

The extended lease term will result in continued amortization of the ROU asset over the remaining lease period, with the associated lease liabilities being remeasured in accordance with ASC 842, Leases. The Company will continue to amortize the ROU asset in line with the revised lease terms and conditions, reflecting the financial impact of the extension in future periods.

Components of lease expense were as follows for the years ended June 30, 2026, and 2025:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Lease Cost ($ in thousands)
Finance Lease Cost:
Amortization of Right of Use Assets	$1,488	$1,581
Interest on lease liabilities	271	492
Capitalized Operating Lease Cost	4,265	4,292
Short - Term Lease Cost	78	79
Variable Lease Cost	1,113	1,117
Total Lease Cost	$7,215	$7,561

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$-	$-
Operating cash flows from Capitalized operating leases	$4,226	$3,112
Financing cash flows from finance leases	$3,069	$2,870

Right of use assets obtained in exchange for new finance lease liabilities	-	-
Right of use assets obtained in exchange for new operating lease liabilities	$-	$-
Net Right of use asset remeasurement	-	-

Weighted average remaining lease term - finance leases (in Years)	0.67	1.58
Weighted average remaining lease term - operating leases (in Years)	4.56	5.52
Weighted average discount rate - finance leases	6.56%	7.08%
Weighted average discount rate - operating leases	5.71%	5.69%

Maturities of operating and finance lease liabilities as of June 30, 2026 are as follows:

($ in thousands)	Operating Leases	Finance Leases
2027	4,160	1,987
2028	4,249	-
2029	4,362	-
2030	4,493	-
2031	2,681	-
Total Lease Payments	19,945	1,987
Less Imputed Interest	2,399	50
Present Value Obligation	17,546	1,937
Short-term Liability	3,329	1,937
Total	$14,217	$-

Finance ROU leases are recorded in Property and Equipment, net on the consolidated balance sheets.

	June 30, 2026	June 30, 2025
Cost	13,841	13,831
Additions	-	10
Accumulated Depreciation	(4,891)	(3,403)
Net Book Value	8,950	10,438

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

Up to 60 million additional contingent Class E shares may be issued to the Legacy Alliance shareholders at no cost based on future performance of the company’s stock price, and 9.9 million warrants (Class A) that can be exercised for common shares at $11.50 per share (See Note 20). The 60 million contingent Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger. Upon reaching the following triggering events, the contingent Class E shares will be released from the escrow account to the three major shareholders, and converted to Class A shares on a 1:1 basis:

●	If the stock price increases to $20 per share within 5 years, 20 million contingent Class E shares will be released.

●	If the stock price increases to $30 per share within 7 years, 20 million contingent Class E shares will be released.

●	If the stock price increases to $50 per share within 10 years, 20 million contingent Class E shares will be released.

Each share of Class A and contingent Class E common stock has one vote, and the common shares collectively will possess all voting power and will have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders. Since the contingent Class E shares are subject to vesting conditions and meet the contingent exercise and settlement provisions to be considered indexed to the Company’s stock, they are accounted for as equity instruments, and are reflected as a reduction of retained earnings, at their fair value on the date of the Merger.

During the fiscal year ended June 30, 2023, the Company incurred total transaction costs of approximately $5.0 million, including legal, financial advisory and other professional fees related to the Merger, which was recorded as an expense as the transaction costs exceeded the proceeds received in the Merger.

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is cancelled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of June 30, 2026 and 2025, 294,400 and 101,300 shares, respectively, were outstanding under the 2023 Plan. Since inception of the 2023 Plan through June 30, 2026, 764,500 shares had been awarded, of which 13,200 were subsequently forfeited and returned to the Plan, leaving 248,700 shares available for future issuance.

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

Inventory was recorded at its estimated fair value on the acquisition date and is expected to be sold within 18 months. Acquisition-related costs of $0.10 million, consisting of capitalized legal and shipping fees, included in the value of the intangible asset in accordance with ASC 805 -50-30-1. As a result, the total allocated purchase price, including capitalized costs, is $7.7 million.

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

As a result of this change in terms, the affected warrants, previously accounted for as a liability, were reclassified to equity. Accordingly, the Company reclassified approximately 769,000 warrants with a carrying value of $0.5 million from warrant liabilities to Paid-in Capital during fiscal 2025. This reclassification had no impact on the Company’s consolidated statements of income and comprehensive income or cash flows. Prior period balances were not restated (See Note 20).

Note 18: Stock-Based Compensation:

As part of the merger on February 10, 2023, 600,000 shares were authorized for a one-time employee stock plan. The compensation committee approved 463,800 shares of restricted stock awards to employees on June 15, 2023. The shares fully vest on October 4, 2023. The company does not have an annual stock-based compensation plan.

In September 2024, the Company’s Board approved, subject to stockholder approval, an amendment to the 2023 Plan to increase the number of shares authorized for issuance thereunder by 400,000 shares of Class A common stock, bringing the total reserved under the 2023 Plan of 1,000,000 shares of Class A common stock. On November 7, 2024, the Company’s stockholders approved the amendment to the 2023 Plan. Restricted stock awards granted under the 2023 Plan vest in full on the third anniversary of the grant date.

Number of RSAs
Outstanding as of June 30, 2024	-
Granted	101,300
Vested	-
Forfeited	-
Outstanding as of June 30, 2025	101,300
Granted	206,900
Vested	(9,800)
Forfeited	(4,000)
Outstanding as of June 30, 2026	294,400

In connection with awards granted, the Company recognized $0.3 million and $0.05 million in stock-based compensation during the years ended June 30, 2026, and 2025, respectively.

The total fair value of restricted stock that vested during the year ended June 30, 2026, was $0.03 million.

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

During the fiscal years ended June 30, 2026, and 2025, the Company recorded a loss of $0.9 million in both years related to the fair value measurement of warrant liabilities, primarily due to changes in the market price of our common stock and the volatility assumptions used in the valuation model.

The fair value of the warrant liabilities at June 30, 2026, and 2025, was $1.5 million and $0.6 million, respectively, and is recorded under warrant liabilities on the consolidated balance sheets.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised, transferred to public warrants or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 21 – Fair Value.

Note 20: Warrants

As a result of the Merger, at June 30, 2026 and 2025, there were 6,519,083 Public Warrants, 3,357,667 Private Placement Warrants and 43,340 Representative Warrants issued and outstanding, each exercisable for one share of Class A Common Stock with an exercise price of $11.50 (the “Warrants”). (See Note 17: Reclassification of Private Warrants to Public Warrants)

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant. It will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the Warrants is then effective. A prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. Additionally, no warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants.

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

As of June 30, 2026 and 2025, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2026, and 2025, based on the short-term nature and maturity of these instruments.

The estimated fair value of the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of June 30, 2026, and 2025 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	June 30,	June 30,
	2026	2025
Stock Price	$5.84	$3.77
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.00%	3.63%
Expected term (years)	1.62	2.62
Expected volatility	50.3%	47.1%
Expected dividend yield	-	-

The significant assumptions using the Lattice model approach for valuation of the Private Placement Warrants and Representative Warrants were determined in the following manner:

(i)	Risk-free interest rate: the risk-free interest rate is based on the U.S. Treasury rate with a term matching the time to expiration.

(ii)	Expected term: the expected term is estimated to be equivalent to the remaining contractual term.

(iii)	Expected volatility: expected stock volatility is based on daily observations of the Company’s historical stock value and implied by market price of the Public Warrants, adjusted by guideline public company volatility.

(iv)	Expected dividend yield: expected dividend yield is based on the Company’s anticipated dividend payments. As the Company has never issued dividends, the expected dividend yield is 0, and this assumption will be continued in future calculations unless the Company changes its dividend policy.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as follows (in thousands)

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$1,496	$-	$-	$1,496

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$646	$—	$—	$646

The table below presents the change in the number and fair value of the Private and Representative Warrants since the Merger on June 30, 2026 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2024	4,120,000	$244	50,090	$3	4,170,090	$247
Exercised	-	-	-	-	-	-
Classification change from Private to Public	(763,233)	-	(6,750)	-	(769,083)	(454)
Change in value	-	394	-	5	-	853
June 30, 2025	3,356,767	$638	43,340	$8	3,401,007	$646
Exercised	-	-	-	-	-	-
Classification change from Private to Public	-	-	-	-	-	-
Change in value	-	839	-	11	-	850
June 30, 2026	3,356,767	$1,477	43,340	$19	3,401,007	$1,496

Note 22: Business Combinations – Endstate Authentic LLC

On December 31, 2025, Alliance Entertainment Holding Corporation (the “Company”), through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Endstate (the “Acquisition”). The Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The Acquisition was completed to enhance the Company’s technology capabilities and expand its digital and direct-to-consumer product offerings. The results of operations of the acquired business were included in the Company’s consolidated financial statements at June 30, 2026, since the acquisition date was not material.

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

Preliminary Purchase Price Allocation

The allocation of the purchase consideration is preliminary and subject to adjustment during the measurement period which ends on December 31, 2026. The Company is finalizing its valuation of acquired assets and assumed liabilities. The preliminary allocation of the consideration transferred is as follows (in thousands):

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

The contingent consideration was recorded at an estimated fair value of $5.5 million as of the acquisition date and is included in accrued liabilities on the accompanying consolidated balance sheets. The fair value was determined using a probability-weighted discounted cash flow model and includes significant unobservable inputs. Accordingly, the contingent consideration liability is classified as Level 3 within the fair value hierarchy.

Contingent consideration is remeasured at each reporting date, with changes in fair value recognized in earnings.

Acquisition-Related Costs

Transaction costs incurred in connection with the Acquisition were expensed as incurred and included in transaction costs.

Note 23: Subsequent Events

The Company has evaluated subsequent events through September 10, 2026, the date the consolidated financial statements were issued, and determined that there are no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

