Form 10-Q
period 2026-09-30
ALLIANCE ENTERTAINMENT HOLDING CORP
filed 2026-11-12
CIK 1823584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	AENT	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	AENTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of November 10, 2026, 50,979,630 shares of Class A common stock, par value $0.0001 per share and 60,000,000 contingent1 shares of Class E common stock, par value $0.0001 per share, were issued and outstanding.

[1]	The 60 million contingent Class E shares are set aside in an escrow account as additional consideration contingent on triggering events occurring within 10 years after the Merger

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share amounts)	September 30, 2026	June 30, 2026
	(Unaudited)
Assets
Current Assets
Cash	$649	$814
Trade Receivables, Net of Allowance for Credit Losses of $1,011 and $811, respectively	119,547	111,038
Inventory, Net	152,019	126,599
Other Current Assets	8,857	9,843
Total Current Assets	281,072	248,294
Property and Equipment, Net	10,301	10,564
Operating Lease Right-of-Use Assets, Net	15,292	16,062
Goodwill	94,081	94,081
Intangibles, Net	17,499	18,457
Other Long-Term Assets	9,630	9,932
Deferred Tax Asset, Net	210	210
Total Assets	$428,085	$397,600
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$198,769	$170,958
Accrued Expenses	9,101	8,361
Current Portion of Operating Lease Obligations	3,406	3,329
Current Portion of Finance Lease Obligations	1,133	1,937
Deferred Consideration	1,300	1,300
Total Current Liabilities	213,709	185,885
Revolving Credit Facility, Net	70,311	73,721
Operating Lease Obligations, Non-Current	13,368	14,217
Contingent Liability, Non-Current	5,500	5,500
Acquired Royalty Obligation (Endstate), Non-Current	165	165
Warrant Liability	588	1,496
Total Liabilities	303,641	280,984
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock: Par Value $0.0001 per share, Authorized 1,000,000 shares, Issued and Outstanding as of September 30, 2026, and June 30, 2026	-	-
Common Stock: Par Value $0.0001 per share, Authorized 550,000,000 shares at September 30, 2026, and at June 30, 2026; Issued and Outstanding 50,979,630 shares as of September 30, 2026, and June 30, 2026, respectively	5	5
Paid In Capital	49,114	48,907
Accumulated Other Comprehensive Loss	(77)	(77)
Retained Earnings	75,402	67,781
Total Stockholders’ Equity	124,444	116,616
Total Liabilities and Stockholders’ Equity	$428,085	$397,600

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended	Three Months Ended
($ in thousands except share and per share amounts)	September 30, 2026	September 30, 2025
Net Revenues	$278,830	$253,974
Cost of Revenues (excluding depreciation and amortization)	236,699	216,793
Operating Expenses
Distribution and Fulfillment Expense	12,025	9,920
Selling, General and Administrative Expense	17,944	15,078
Depreciation and Amortization	1,426	1,286
Transaction Costs	112	370
Gain on Disposal of Fixed Assets	-	(20)
Total Operating Expenses	31,507	26,634
Operating Income	10,624	10,547
Other Expenses
Interest Expense	1,201	2,347
State Tax Benefit from Prior Year	(3)	-
Change in Fair Value of Warrants	(850)	1,462
Total Other Expenses	348	3,809
Income Before Income Tax Expense	10,276	6,738
Income Tax Expense	2,655	1,858
Net Income	$7,621	$4,880
Other Comprehensive Income
Foreign Currency Translation	-	-
Total Comprehensive Income	$7,621	$4,880
Net Income per Share – Basic and Diluted	$0.15	$0.10
Weighted Average Common Shares Outstanding – Basic	50,979,630	50,957,370
Weighted Average Common Shares Outstanding – Diluted	51,082,171	50,996,141

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2026 (Unaudited)

($ in thousands)	Common Stock Shares Issued and Outstanding	Par Value	Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at June 30, 2026	50,979,630	$5	$48,907	$(77)	$67,781	$116,616
Warrant Conversion	-		58			58
Stock-based Compensation Expense	-	-	149	-	-	149
Net Income	-	-	-	-	7,621	7,621
Balances at September 30, 2026	50,979,630	$5	$49,114	$(77)	$75,402	$124,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Alliance Entertainment Holding Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2025 (Unaudited)

($ in thousands)	Common Stock Shares Issued and Outstanding	Par Value	Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at June 30, 2025	50,957,370	$5	$48,570	$(76)	$54,723	$103,222
Stock-based Compensation Expense	-	-	25	-	-	25
Net Income	-	-	-	-	4,880	4,880
Balances at September 30, 2025	50,957,370	$5	$48,595	$(76)	$59,603	$108,127

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net Income	$7,621	$4,880
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation of Property and Equipment	468	442
Amortization of Intangible Assets	958	844
Amortization of Deferred Financing Costs (Included in Interest Expense)	32	351
Allowance for Credit Losses	344	79
Change in Fair Value of Warrants	(850)	1,462
Non-cash lease expense	770	779
Stock-based Compensation Expense	149	25
Gain on Disposal of Fixed Assets	-	(20)
Changes in Assets and Liabilities
Trade Receivables	(8,853)	758
Inventory	(25,420)	(18,880)
Income Taxes Payable\Receivable	2,410	1,516
Operating Lease Obligations	(772)	(742)
Other Assets	(1,122)	(3,459)
Accounts Payable	27,811	18,545
Accrued Expenses and Contingent Liability	741	(3,860)
Net Cash Provided By Operating Activities	4,287	$2,720
Cash Flows from Investing Activities:
Capital Expenditures	(205)	(345)
Cash Inflow from Asset Disposal	-	26
Net Cash Used in Investing Activities	(205)	(319)
Cash Flows from Financing Activities:
Payments on Financing Leases	(804)	(746)
Payments on Revolving Credit Facility	(256,609)	(234,317)
Borrowings on Revolving Credit Facility	253,166	234,699
Deferred Financing Costs	-	(50)
Net Cash Used In Financing Activities	(4,247)	(414)
Net Increase/(Decrease) Increase in Cash	(165)	1,987
Cash, Beginning of the Period	814	1,236
Cash, End of the Period	$649	$3,223
Supplemental disclosure for Cash Flow Information
Cash Paid for Interest	$1,105	$2,313
Cash Paid for Income Taxes	$245	$342

The accompanying notes are an integral part of these condensed consolidated financial statements

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Note 1: Organization and Summary of Significant Accounting Policies

Alliance Entertainment Holding Corporation (“Alliance” or the “Company”) was formed on August 9, 2010. The Company provides full-service distribution of pre-recorded music, video movies, video games and related accessories, and merchandising to retailers and other independent customers primarily in the United States. It provides product and commerce solutions to “brick-and-mortar”, e-commerce retailers, and consumer direct websites, while maintaining trading relationships with manufacturers of pre-recorded music, video movies, video games and related accessories.

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

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer. The recapitalization has been retroactively reflected in all periods presented. The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding contingent Class E shares and warrant liabilities, as discussed further in Notes 20 and 21.

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, stockholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K filed September 10, 2026. June 30, 2026, balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included therein.

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

Liquidity

On October 1, 2025, the Company entered into a $120 million senior secured asset-based revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”). The facility refinanced and replaced the Company’s prior three-year $120 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, which was entered into on December 21, 2023, and was scheduled to mature on December 21, 2026. Based on the Company’s cash on hand, cash flows from operations, working capital, and availability under its revolving credit facility, management has concluded that the Company has sufficient liquidity to fund its operations and obligations for at least twelve months from the issuance of these condensed consolidated financial statements.

Concentration of Credit Risk

Concentration of Credit Risk consists of the following at:

Customers:

	Three Months Ended	Three Months Ended
Revenue	September 30, 2026	September 30, 2025
Customer #1	23.8%	14.8%
Customer #2	11.0%	11.4%
Customer #3	17.4%	15.5%

Receivables	September 30, 2026	June 30, 2026
Customer #1	41.1%	29.3%
Customer #2	11.9%	15.6%
Customer #3	*	13.3%

*	Less than 10%

	Three Months Ended	Three Months Ended
Purchases	September 30, 2026	September 30, 2025
Supplier #1	23.9%	23.5%
Supplier #2	11.8%	*
Supplier #3	11.9%	11.1%

*	Less than 10%

Payables	September 30, 2026	June 30, 2026
Supplier #1	10.7%	14.9%
Supplier #2	13.6%	14.3%

Accounting Pronouncements

Recently issued and adopted

Accounting Standards Update 2024-04, In 2024, Debt—Debt with Conversion and Other Options. In 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments, including instruments with cash conversion features and instruments that are not currently convertible, should be accounted for as induced conversions. The Company adopted this ASU effective July 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Accounting Standards Update 2025-05, In 2025, Financial Instruments—Credit Losses. In 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient that permits entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and contract assets arising from transactions accounted for under Topic 606 when estimating expected credit losses. The Company adopted this ASU effective July 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued but Not Yet Adopted Accounting Pronouncements

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

Accounting Standards Update 2025-11, In 2025, Interim Reporting. The FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with U.S. GAAP. It also adds a comprehensive list of required interim disclosures to Topic 270. In addition, it adds a disclosure principle, modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year and have a material impact on the entity. Finally, it improves the guidance on the information included in interim financial statements and how they are formatted. This ASU does not change the fundamental nature of interim reporting, and it does not expand or reduce current interim disclosure requirements. For public business entities, this ASU is effective for interim periods within annual reporting periods beginning after December 15, 2027. For the Company, that means interim periods within the fiscal year beginning July 1, 2028. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements to determine the potential effect on its consolidated financial reporting and disclosures.

Accounting Standards Update 2025-12, In 2025, Codification Improvements. The FASB issued ASU 2025-12, Codification Improvements. This ASU updates the FASB Accounting Standards Codification across a broad range of Topics. It addresses 33 issues arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. For the Company, that is the fiscal year beginning July 1, 2027. Early adoption is permitted in any interim or annual period for which financial statements have not yet been issued or made available for issuance. An entity may elect to early adopt on an issue-by-issue basis. If an entity adopts in an interim period, it must adopt as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements to determine the potential effect on its consolidated financial reporting and disclosures.

Note 2: Summary of Significant Accounting Policies

There have been no material changes or updates to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

The following table sets forth the computation of basic and diluted net earnings per share of Common Stock for the three months ended September 30, 2026, and 2025, respectively:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Net Income (in thousands)	$7,621	$4,880
Basic and diluted shares
Weighted-average Class A Common Stock outstanding - Basic	50,979,630	50,957,370
Weighted-Average Class A Common Stock Outstanding - Diluted	51,082,171	50,996,141
Income per share for Class A Common Stock
— Basic and Diluted	$0.15	$0.10

There are 60,000,000 shares of contingently issuable Common Stock that were not included in the computation of basic or diluted earnings per share since the contingencies for the issuance of these shares have not been met as of September 30, 2026, and September 30, 2025. For the three months ended September 30, 2026, there are 9,920,090 warrants outstanding that have been excluded from diluted earnings per share because they are anti-dilutive.

Note 3: Trade Receivables, Net

Trade Receivables, Net consists of the following at:

($ in thousands)	September 30, 2026	June 30, 2026
Trade Receivables	$125,130	$117,700
Less:
Allowance for Credit Losses	(1,011)	(811)
Sales Returns Reserve	(3,389)	(2,748)
Customer Rebate and Discount Reserve	(1,183)	(3,103)
Total Allowances	(5,583)	(6,662)
Trade Receivables, Net	$119,547	$111,038

The following table provides a roll forward of the allowance for credit losses accounts for the periods ending September 30, 2026 and June 30, 2026:

Allowance for Credit Losses Roll forward	September 30, 2026	June 30, 2026
($ in thousands)
Beginning Balance	$(811)	$(867)
Current Period Provision for Expected Credit Losses	(344)	(1,445)
Write-offs	144	1,509
Recoveries of Previously Written-off Accounts	-	(8)
Ending Balance	$(1,011)	$(811)

Note 4: Inventory, Net

Inventory, Net (all finished goods) consists of the following at:

($ in thousands)	September 30, 2026	June 30, 2026
Inventory	$155,724	$130,314
Less: Reserves	(3,705)	(3,715)
Inventory, Net	$152,019	$126,599

No inventory write-downs were recorded for the three months ended September 30, 2026, and 2025.

Note 5: Other Current and Long-Term Assets

Other Current and Long-Term Assets consist of the following at:

($ in thousands)	September 30, 2026	June 30, 2026
Other Assets–Current
Prepaid Intellectual Property	$1,509	$1,686
Insurance Receivable	-	51
Prepaid Insurance	250	533
Prepaid Authoring and Design	754	-
Prepaid Catalogs	655	519
Prepaid Manufacturing Components	1,048	1,725
Prepaid Maintenance	1,274	1,646
Other Current Assets	526	1,039
Prepaid Molding	259	355
Prepaid Shipping Supplies	1,999	1,845
Prepaid Royalties	583	444
Total Other Assets–Current	$8,857	$9,843

Other Long-Term Assets
Escrow Receivable	$8,500	$8,500
Deposits	205	220
Income tax receivable	925	1,212
Total Other Long-Term Assets	$9,630	$9,932

Note 6: Property and Equipment, Net

Property and Equipment, Net consists of the following at:

($ in thousands)	September 30, 2026	June 30, 2026
Property and Equipment
Leasehold Improvements	$1,313	$1,313
Machinery and Equipment	31,327	31,184
Furniture and Fixtures	1,688	1,688
Capitalized Software	10,377	10,377
Equipment Under Finance Leases	12,488	12,488
Computer Equipment	1,756	1,756
Construction in Progress	62	-
	59,011	58,806
Less: Accumulated Depreciation and Amortization	(48,710)	(48,242)
Total Property and Equipment, Net	$10,301	$10,564

Depreciation Expense for the three months ended September 30, 2026, and 2025 was $0.5 million and $0.4 million respectively.

Note 7: Goodwill and Intangibles, Net

Goodwill reported is the result of multiple acquisitions made by Alliance Entertainment Holding Corporation over the years. The $4.97 million increase in goodwill during the fiscal year ended June 30, 2026 relates to the Endstate business combination discussed in Note 22, Business Combination (Endstate). For the periods ending September 30, 2026 and June 30, 2026, goodwill activity consisted of the following:

($ in thousands)	September 30, 2026	June 30, 2026
Goodwill, Beginning Balance	$94,081	$89,116
Additions	-	4,965
Goodwill, Ending Balance	$94,081	$94,081

Intangibles, Net consists of the following at:

($in thousands)		September 30, 2026		June 30, 2026
Intangibles:	Intangibles Cost	Accum. Amortization	Intangibles, Net	Accum. Amortization	Intangibles, Net
Customer Relationships	$78,000	$(75,996)	$2,004	$(75,582)	$2,418
Contract Acquisition	2,100	(675)	1,425	(570)	1,530
Tradename - HMBR	6,800	-	6,800	-	6,800
Trademark - Endstate	800	(60)	740	(40)	760
Technology - Endstate	1,550	(116)	1,434	(78)	1,472
Customer Relationships - Endstate	900	(68)	832	(45)	855
Mecca Customer Relationships	8,023	(7,112)	911	(6,969)	1,054
Customer List	12,760	(9,407)	3,353	(9,192)	3,568
Total	$110,933	$93,434)	$17,499	$(92,476)	$18,457

During the three months ended September 30, 2026, and 2025, the Company recorded amortization expenses of $1.0 million and $0.8 million, respectively.

Expected amortization over the next five years and thereafter, as of September 30, 2026, is as follows:

($ in thousands)	Intangible Assets
Year Ended June 30,
Remaining in fiscal year 2027	$2,871
2028	2,788
2029	1,544
2030	966
2031	696
Thereafter	1,834
Total Expected Amortization	$10,699
Indefinite-lived Intangible asset	6,800
Total Intangible Assets	$17,499

Note 8: Accrued Expenses

Accrued Expenses consists of the following at:

($ in thousands)	September 30, 2026	June 30, 2026
Marketing Funds Accruals	$4,324	$6,027
Payroll and Payroll Tax Accruals	1,772	1,746
Accruals for Other Expenses	682	188
Income Tax Payable	2,123	-
Accrued Contract Liability	200	400
Total Accrued Expenses	$9,101	$8,361

Note 9: Revolving Credit Facility

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

Borrowings under the Revolving Credit Facility bear interest at the 30-day SOFR rate, subject to a floor of 2.00%, plus an applicable margin of 1.50% through March 31, 2026 and 1.625% thereafter. The 30-day SOFR rate as of September 30, 2026 was 3.83%. The Company also pays a commitment fee of 0.15% per annum on unused availability. Commitment fees incurred during the three months ended September 30, 2026 and September 30, 2025 were $0.01 million and $0.06 million, respectively.

Availability under the Revolving Credit Facility is based on eligible accounts receivable and inventory. As of September 30, 2026, availability was approximately $49.2 million, with outstanding borrowings of approximately $70.8 million.

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

The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of September 30, 2026.

Letters of Credit

The Revolving Credit Facility permits the issuance of letters of credit, which reduces availability under the borrowing base. As of September 30, 2026, the Company had letters of credit outstanding totaling $0.75 million.

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

The Prior Revolving Credit Facility was terminated and fully repaid on October 1, 2025; therefore, as of June 30, 2026 and September 30, 2026, no amounts were outstanding and no effective interest applied.

As of September 30, 2025, outstanding borrowings under the Prior Revolving Credit Facility were approximately $58 million, with approximately $61 million in availability.

($ in thousands)	September 30, 2026	June 30, 2026
Outstanding Balance	$70,828	$74,271
Less: Deferred Finance Costs	(517)	(550)
Revolving Credit Facility, Net	$70,311	$73,721

During the three months ended September 30, 2026, and 2025, the Company incurred interest expense of approximately $1.1 and $1.6 million, respectively, and amortization of deferred finance costs of $0.03 million and $0.4 million, respectively.

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

As of September 30, 2026, and June 30, 2026, the Company had no remaining liability related to the terminated self-insured medical plans, as the previously accrued estimated run-out exposure was fully settled during the first quarter of fiscal 2026.

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

During the three months ended September 30, 2026, and 2025, the Company contributed $0.2 million and $0.15 million, respectively, to the Plan.

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

The following table presents segment revenue, net income, and the significant segment expenses for the Company’s single reportable segment for the three months ending September 30, 2026, and 2025:

Reconciliation to Condensed Consolidated Net Income:

($ in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025
Net Revenues	$278,830	$253,974
Cost of Revenues (excluding depreciation and Amortization)	236,699	216,793
Distribution and Fulfillment Expense	12,025	9,920
Sales and Marketing	10,044	7,699
Other Segment items*	12,441	14,682
Net income	$7,621	$4,880

*	Other segment items include interest expense, income tax expense, general and administrative expenses, and technology expenses, which are reported separately on the condensed consolidated statements of income.

Note 12: Income Taxes

The Company’s effective income tax rates were 26% and 28% for the three months ended September 30, 2026 and 2025, respectively.

In accordance with ASC 740-270, Interim Reporting, the Company calculates its interim income tax provision by applying an estimated annual effective tax rate to year-to-date ordinary income before income taxes. The estimated annual effective tax rate is based on projected annual pretax income, expected permanent differences, state income taxes, and other relevant tax considerations. The tax effects of significant unusual or infrequently occurring items, as well as certain other discrete tax events, are recognized in the interim period in which they occur and are excluded from the estimated annual effective tax rate.

The difference between the Company’s effective income tax rate of 26% for the three months ended September 30, 2026, and the U.S. federal statutory income tax rate of 21% was primarily attributable to state income taxes, partially offset by the tax benefits associated with foreign-derived deduction eligible income under Section 250 of the Internal Revenue Code and nontaxable gains resulting from changes in the fair value of the Company’s warrant liabilities.

Note 13: Commitments and Contingencies

Commitments

The Company enters into various agreements with suppliers for the products it distributes. The Company had no long-term purchase commitments or arrangements with its suppliers as of September 30, 2026, and June 30, 2026.

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

The Company recorded a contingent liability of $1.58 million for the settlement and a related insurance recovery receivable from CNA of $1.38 million as of June 30, 2025. Both amounts were settled during the fiscal year ended June 30, 2026, and no balances relating to this matter remain recorded on the condensed consolidated balance sheet as of September 30, 2026.

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

In December 2024, DirectToU, LLC, a subsidiary of the Company, received a third-party tender of defense related to alleged noncompliance with California Proposition 65 involving a product supplied by a third-party vendor and sold by the Company. The Company discontinued sales of the product and tendered the defense to the supplier, which has assumed responsibility for responding to the matter. Based on currently available information, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial statements.

In July 2025, the Company received correspondence alleging a violation of a contractual non-solicitation provision. The Company disputes the allegations and has responded accordingly. Based on currently available information, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial statements.

Tariffs and Trade Policy:

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, the Company estimates that it may be entitled to refunds of approximately $0.2 million in tariffs previously paid under the International Emergency Economic Powers Act (IEEPA), following the U.S. Supreme Court’s February 20, 2026 ruling that IEEPA does not authorize the imposition of tariffs.

As of September 30, 2026, there have been no material changes to the Company’s estimated refund amount or its assessment of the recognition of a related receivable. Accordingly, the Company has not recognized a receivable in the accompanying condensed consolidated financial statements.

The impact of currently effective tariffs on the Company’s results of operations for the three months ended September 30, 2026, was not material.

Note 14: Related Party Transactions

GameFly Holdings, LLC

On February 1, 2023, the Company entered into a Distribution Agreement (the “Agreement”) with GameFly Holdings, LLC (“GameFly”), a customer which is owned by the Company’s principal stockholders. The Agreement is effective from February 1, 2023 through March 31, 2028, and thereafter continues on an indefinite basis unless terminated by either party upon six months’ prior written notice.

During the three-month periods ended September 30, 2026, and 2025, and the Company had additional sales to GameFly of $0.5 million, and $0.9 million, respectively.

As of September 30, 2026, and June 30, 2026, the Company had receivables, net, from GameFly of approximately $0.3 million and $0.2 million, respectively, which were included in other receivables, net, on the condensed consolidated balance sheets.

For the three months ended September 30, 2026 and 2025, the Company recognized revenue for consulting services provided to GameFly of $0.08 million in each period.

For the three months ended September 30, 2026 and 2025, the Company incurred consulting expense of $0.02 million in each period for services received from GameFly.

Ogilvie Loans

On July 3, 2023, the Company entered into a $17.0 million line of credit with Bruce Ogilvie, a principal stockholder (the “Ogilvie Loan”). The Company made and repaid various short-term borrowings under the Ogilvie Loan through October 2023. The Ogilvie Loan would have matured on December 22, 2026, and bore interest at a rate equal to 30-day SOFR plus 5.0%.

In connection with the Company’s entry into an asset-based revolving credit facility with Bank of America on October 1, 2025, the Company repaid the outstanding balance of $10.0 million under the Ogilvie Loan in full. As a result, there were no amounts outstanding under the Ogilvie Loan as of June 30, 2026 and September 30, 2026.

Interest expenses related to the Ogilvie Loan for the three months ended September 30, 2026, and 2025 were $0 and $0.2 million, respectively.

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

The White Oak credit facility was repaid in full and terminated on October 1, 2025. In connection with the termination, the Company recognized $0.6 million of expense related to the write-off of remaining unamortized deferred financing costs during the three months ended December 31, 2025. No related-party fees were incurred with BDCP during the three months ended September 30, 2026. There were no amounts payable to BDCP as of September 30, 2026 or June 30, 2026.

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

On the condensed consolidated balance sheets, operating leases are reflected in “Operating Lease Right-of-Use Assets, Net,” “Current Portion of Operating Lease Obligations,” and “Operating Lease Obligations, Non-Current.” Finance leases are included under “Property & Equipment, Net,” “Current Portion of Finance Lease Obligations,” and “Finance Lease Obligations, Non-Current”.

The extended lease term will result in continued amortization of the ROU asset over the remaining lease period, with the associated lease liabilities being remeasured in accordance with ASC 842, Leases. The Company will continue to amortize the ROU asset in line with the revised lease terms and conditions, reflecting the financial impact of the extension in future periods.

Components of lease expense were as follows for the three months ending September 30, 2026, and 2025:

	Three Months Ended	Three Months Ended
Lease Cost ($ in thousands)	September 30, 2026	September 30, 2025
Finance Lease Cost:
Amortization of Right of Use Assets	$372	$372
Interest on lease liabilities	31	89
Capitalized Operating Lease Cost	1,030	1,064
Short – Term Lease Cost	19	21
Variable Lease Cost	203	284
Total Lease Cost	$1,655	$1,830

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from Capitalized Operating leases	1,032	1,027
Financing cash flows from finance leases	804	746

	September 30, 2026	June 30, 2026
Right of use assets obtained in exchange for new operating lease liabilities	-	-
Net Right of use asset remeasurement	-	-

Weighted average remaining lease term - finance leases (in Years)	0.33	0.67
Weighted average remaining lease term - operating leases (in Years)	4.32	4.56
Weighted average discount rate - finance leases	6.69%	6.56%
Weighted average discount rate – Capitalized operating leases	5.71%	5.71%

Maturities of operating and finance lease liabilities as of September 30, 2026 are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remaining in fiscal 2027	$3,147	$1,152
2028	4,249	-
2029	4,362	-
2030	4,493	-
2031	2,680	-
Thereafter	-	-
Total Lease Payments	18,931	1,152
Less Imputed Interest	2,157	19
Present Value Obligation	16,774	1,133
Short-term Liability	3,406	1,133
Total	$13,368	$-

Finance ROU leases are recorded in Property and Equipment, net on the condensed consolidated balance sheets and is as follows:

	September 30, 2026	June 30, 2026
Cost	$13,841	$13,841
Additions	-	-
Accumulated Depreciation	(5,263)	(4,891)
Net Book Value	$8,578	$8,950

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

In connection with the Merger, the Company’s 2023 Omnibus Equity Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentives awards to based officers, employees, and directors of, and consultants and advisers to, Alliance and its subsidiaries. The Company has reserved a total of 600,000 shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan. To the extent that an award lapses, expires, is cancelled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The 2023 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date), and the Board of Directors in its discretion may terminate it at any time with respect to any shares for which awards have not theretofore been granted, provided certain conditions are met, in accordance with the 2023 Plan. The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the 2023 Plan. On November 7, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Class A common stock for issuance as or under awards to be made under the 2023 Plan to 1,000,000 shares. As of September 30, 2026, 785,400 shares were awarded under the 2023 Plan.

Note 17: Reclassification of Private Warrants to Public Warrants

Under the terms of the Company’s Warrant Agreement, private placement warrants transferred to holders other than permitted transferees become subject to the same terms and redemption provisions as the Company’s public warrants. Upon such transfers, the Company reassesses the classification of the affected warrants in accordance with ASC 815-40, Contracts in Entity’s Own Equity. Warrants that meet the criteria for equity classification are reclassified from warrant liabilities to additional paid-in capital at their fair value as of the date of transfer, following recognition of any changes in fair value through that date in the condensed consolidated statements of operations.

During the three months ended September 30, 2026, certain holders transferred private placement warrants to third parties who were not permitted transferees under the Warrant Agreement. As a result, the Company reclassified approximately 304,666 warrants, with an aggregate fair value of $0.06 million, from warrant liabilities to additional paid-in capital. The reclassification is reflected in the accompanying condensed consolidated statement of changes in stockholders’ equity and did not result in any cash flows or gain or loss separate from the fair value adjustments recognized before reclassification.

During the fiscal year ended June 30, 2025, the Company similarly reclassified approximately 769,000 private placement warrants, with an aggregate fair value of $0.5 million, from warrant liabilities to additional paid-in capital following transfers to non-permitted transferees. These reclassifications were recognized in the periods in which the transfers occurred and did not result in any cash flows or gain or loss separate from the fair value adjustments recognized before reclassification.

As of September 30, 2026, approximately 3,096,341 private placement and representative warrants remained outstanding and classified as warrant liabilities in the accompanying condensed consolidated balance sheet. (See Note 20).

Note 18: Stock-Based Compensation

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

During the three months ended September 30, 2026, the Company granted restricted stock awards to certain employees pursuant to employment offer letters executed in December 2025. Although the employment offer letters reference a December 31 grant date, the Company determined that, for accounting purposes under ASC 718, the grant date was January 1, 2026, as this was the date on which all requisite terms of the awards were finalized, requisite approvals were obtained, and the employees commenced service. Accordingly, the fair value of these awards was measured as of January 1, 2026, and stock-based compensation expense is recognized over the requisite service period beginning on that date. During the three months ended September 30, 2026, no shares of restricted stock vested under the 2023 Plan.

In connection with awards granted, the Company recognized $0.15 million and $0.03 million in stock-based compensation expense during the three months ended September 30, 2026, and September 30, 2025.

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

For the three months ended September 30, 2026 and 2025, changes in the fair value of warrant liabilities improved reported EPS by $0.02 and reduced reported EPS by $0.03 per share, respectively. These changes were primarily driven by movements in the market price of our common stock and changes in the volatility assumptions used in the valuation model. For the three months ended September 30, 2026 and 2025, the Company recorded (i) gains of $0.9 million and (ii) losses of $1.5 million, respectively, related to the fair value measurement of warrant liabilities.

Investors should note that the remeasurement of warrant liabilities is a non-operational, non-cash item. Future changes in fair value will continue to be recorded in earnings until the warrants are either exercised, transferred to public warrants or expire. Additional details on the fair value assumptions and measurement techniques are provided in Note 21-Fair Value.

Note 20: Warrants

As a result of the Merger, at September 30, 2026, and June 30, 2026, there were 6,823,749 and 6,519,083 Public Warrants respectively, 3,053,001 and 3,357,667 Private Placement Warrants respectively, and 43,340 Representatives Warrants issued and outstanding, each exercisable for one share of Class A common stock at an exercise price of $11.50 (the “Warrants”). (See Note 17: Reclassification of Private Warrants to Public Warrants)

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant. It will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the Warrants is then effective. A prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. Additionally, no warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants.

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

As of September 30, 2026 and June 30, 2026, the Company has classified the Private Placement Warrants and the Representative Warrants as Level 3 fair value measurements. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed below, the Company utilized the Black Scholes Model in valuing the Private Placement Warrants and Representative Warrants.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of September 30, 2026, and June 30, 2026, based on the short-term nature and maturity of these instruments.

The estimated fair values of subordinated shareholder debt and the credit facility is based on Level 2 inputs, which consist of interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. As of September 30, 2026, and June 30, 2026 the estimated fair value of the Company’s short and long-term debt approximates it carrying value due to market interest rates charged on such debt or their short-term maturities.

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

The Company utilized the following assumptions to estimate fair value of the Private Warrants and Representative Warrants as of:

	September 30, 2026	June 30, 2026
Stock Price	$4.60	$5.84
Exercise price per share	$11.50	$11.50
Risk-free interest rate	4.56%	4.00%
Expected term (years)	1.36	1.62
Expected volatility	55.2%	50.3%
Expected dividend yield	-	—

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

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$646	$-	$-	$646

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Private Placement and Representative Warrants	$1,496	$—	$—	$1,496

The table below presents the change in the number and fair value of the Private and Representative Warrants for the period ended September 30, 2026, and September 30, 2025 (in thousands, except the number of shares)

	Private Warrants		Representative Warrants		Total
	Shares	Value	Shares	Value	Shares	Value
June 30, 2025	3,356,767	$638	43,340	$8	3,401,007	$646
Exercised	-	-	-	-	-	-
Change in value	-	$1,444	-	19	-	$1,463
September 30, 2025	3,356,767	$2,082	43,340	$27	3,401,007	$2,109

June 30, 2026	3,356,767	$1,477	43,340	$19	3,401,007	$1,496
Exercised	-	-	-	-	-	-
Change in value	-	-	-	-	-	-
Classification change from Private to Public	(304,666)	(839)	-	(11)	(304,666)	(850)
September 30, 2026	3,053,001	$638	43,340	$8	3,096,341	$646

Note 22: Business Combinations - Endstate

On December 31, 2025, Alliance Entertainment Holding Corporation (the “Company”), through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Endstate (the “Acquisition”). The Acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The Acquisition was completed to enhance the Company’s technology capabilities and expand its digital and direct-to-consumer product offerings. The results of operations of the acquired business were included in the Company’s condensed consolidated financial statements at September 30, 2026, since the acquisition date was not material.

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

The contingent consideration was recorded at an estimated fair value of $5.5 million as of the acquisition date and is included in Non-Current Contingent Liability on the accompanying condensed consolidated balance sheets. Management determined the fair value using a probability-weighted discounted cash flow model and significant unobservable inputs. Accordingly, the contingent consideration liability is classified as Level 3 within the fair value hierarchy.

Contingent consideration is remeasured at each reporting date, with changes in fair value recognized in earnings.

Acquisition-Related Costs

Transaction costs incurred in connection with the Acquisition were expensed as incurred and included in transaction costs.

Note 23: Subsequent Events

The Company evaluated subsequent events through November 12, 2026, the date the condensed consolidated financial statements were issued.

In November 2026, the Company entered into a Simple Agreement for Future Equity (“SAFE”) to make a minority investment of $0.5 million in ArtPics Inc. (“ArtPics”), a privately held company. In connection with the investment, the Company also renewed its existing commercial agreement with ArtPics.

The investment was funded through borrowings under the Company’s revolving credit facility.

The Company is evaluating the accounting treatment of the investment, which will be reflected in the quarter ending December 31, 2026, as applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective for the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is to provide information that the Company’s management team believes is necessary to achieve an understanding of its financial condition and the results of business operations with particular emphasis on the Company’s future and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended June 30, 2026, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2026.

This analysis contains forward-looking statements concerning the Company’s performance expectations and estimates. Other than statements with historical context, commentary should be considered forward-looking and carries with it risks and uncertainties. See Part II, Item 1A. Risk Factors, of this Form 10-Q for a discussion of other uncertainties, risks and assumptions associated with these statements.

Alliance is a leading global wholesaler and distributor of collectibles, physical media, entertainment products, hardware, and accessories across multiple platforms. Through an established multi-channel strategy, the Company serves as a key link between leading content producers and manufacturers and top-tier retail partners, both domestically and internationally. Alliance partners with premier suppliers, including Universal Pictures, Nintendo, Warner Bros. Home Entertainment, Sony Pictures, Lionsgate, Universal Music Group, Sony Music Entertainment (including The Orchard), Warner Music Group, Music Video Distribution, Electronic Arts, Funko, Hasbro, Blokees Technology Inc. and Mattel. The Company maintains an in-stock assortment of over 350,000 SKUs, including vinyl records, video games, compact discs, DVDs, Blu-ray titles, and collectibles. In addition to its wholesale operations, Alliance distributes exclusive content through AMPED Distribution and Alliance Home Entertainment, and operates as a value-added wholesale distributor, direct-to-consumer (“DTC”) distributor, and e-commerce provider. Its customer base includes leading retailers such as Walmart, Amazon, Barnes & Noble, Target, BJ’s Wholesale Club, Vintage Stock, GameStop, eBay, Best Buy, and Midwest Tape, among others. The Company sells export-permitted products to customers in more than 70 countries worldwide.

Additionally, Alliance manages a diverse portfolio of owned e-commerce brands through its DirectToU LLC division, catering to various entertainment and collectible markets. Notable brands include CDWow, WowHD, DeepDiscount, PopMarket, Blind Box/Mystery Collectibles, Collectibles Unlimited, Critics’ Choice Video, Collectors’ Choice Music, Movies Unlimited and BlowItOutaHere.

Alliance provides integrated distribution and technology solutions that facilitate the sale and fulfillment of physical entertainment products and collectibles through retail and e-commerce channels. The Company’s capabilities are complemented by Handmade by Robots, which broadens its offering of premium licensed collectibles, and Alliance Authentic (formerly Endstate), which provides NFC-enabled authentication and digital product identity technology to support product verification and authenticated resale. These complementary businesses enhance Alliance’s ability to serve the collectibles market through secure, traceable, and scalable distribution of high-value physical products. Alliance also provides retail partners with comprehensive back-office support, including established EDI and logistics infrastructure, to streamline ongoing operations and support new product launches.

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

On February 10, 2023, Alliance completed its business combination with Adara Acquisition Corp., which was accounted for as a reverse recapitalization with Alliance treated as the accounting acquirer (the “Merger”). The recapitalization has been retroactively reflected in all periods presented. The Company continues to recognize certain warrant and equity-related impacts from this transaction, including the outstanding Class E contingent shares and warrant liabilities, as discussed further in Notes 16 and 20.

As a result of the Merger, Alliance Entertainment became the successor to an SEC-registered company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices.

Macroeconomic Uncertainties

The Company continues to operate in an environment of macroeconomic uncertainty during the period ended September 30, 2026, including persistent inflationary pressures, evolving trade policies and geopolitical instability. Inflation remains a factor affecting the cost of goods and consumer purchasing power, while changes in trade policies and tariffs create uncertainty regarding the cost of imported products, including physical media and collectibles. These conditions may affect consumer discretionary spending, product demand and the Company’s operating costs. Management continues to monitor these developments and evaluate pricing, product mix and sourcing strategies to mitigate potential adverse impacts. Although the extent and duration of these uncertainties remain difficult to predict, the Company believes its diversified product portfolio, established distribution capabilities and focus on higher-value and collectible products provide flexibility in responding to changing market conditions. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

Tariffs and Trade Policy

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, the Company estimates that it may be entitled to refunds of approximately $0.2 million in tariffs previously paid under the International Emergency Economic Powers Act (IEEPA), following the U.S. Supreme Court’s February 20, 2026 ruling that IEEPA does not authorize the imposition of tariffs.

As of September 30, 2026, there have been no material changes to the Company’s estimated refund amount or its assessment of the recognition of a related receivable. Accordingly, the Company has not recognized a receivable in the accompanying condensed consolidated financial statements.

The impact of currently effective tariffs on the Company’s results of operations for the three months ended September 30, 2026, was not material.

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

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts and make strategic decisions.

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net revenues	$278,830	$253,974
Net income	$7,621	$4,880
EBITDA (1)	$12,903	$10,371
Adjusted EBITDA (1)	$12,311	$12,208
Adjusted Net Income (1)	$7,245	$7,255

(1) EBITDA, Adjusted EBITDA, and Adjusted Net Income are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of each of these measures to net income, the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this Item 2.

Alliance Entertainment Holding Corporation

Results of Income Three Months Ended September 30, 2026, Compared to Three Months Ended

September 30, 2025

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Net Revenues	$278,830	$253,974
Cost of Revenues (excluding depreciation and amortization)	236,699	216,793
Operating Expenses
Distribution and Fulfillment Expense	12,025	9,920
Selling, General and Administrative Expense	17,944	15,078
Depreciation and Amortization Expense	1,426	1,286
Transaction Costs	112	370
Gain on Disposal of Fixed Assets	-	(20)
Total Operating Expenses	$31,507	$26,634
Operating Income	10,624	10,547
Other Expenses
Interest Expense	1,201	2,347
Change in Fair Value of Warrants	(850)	1,462
State Tax Benefit from Prior Year	(3)	-
Total Other Expenses	348	3,809
Income Before Income Tax Expense	10,276	6,738
Income Tax Expense	2,655	1,858
Net Income	$7,621	$4,880

Net Revenue: Year over year, total net revenues increased from $254.0 million to $278.8 million (+$24.9 million, +9.8%) for the three months ended September 30, 2026. The increase was driven by growth across several key product categories, most notably DVD/Blu-ray/UltraHD, CDs, vinyl records, and collectibles. DVD/Blu-ray/UltraHD sales increased 20.4% year over year, while CD sales increased 21.5% and vinyl sales grew 14.4%, remaining one of the Company’s largest product categories. Collectibles revenue increased 87.2%, and electronics revenue increased 106.8%, reflecting growth in these product categories. These increases were partially offset by a 40.4% decline in gaming revenue and a 33.7% decline in digital downloads, consistent with the continued shift in the Company’s revenue mix toward physical entertainment products and collectibles. Overall, revenue growth reflected strong performance across the Company’s core physical product categories, particularly video, CDs, vinyl, and collectibles. In addition, the Company’s direct-to-consumer (DTC) suite of distribution and inventory solutions for the e-commerce retail industry, including its consumer-direct subsidiary DirectToU LLC, accounted for approximately 36.2% of gross revenue for the three months ended September 30, 2026.

Physical movie sales, which include DVD, Blu-ray, and Ultra HD formats, increased from $84.0 million to $101.1 million for the three months ended September 30, 2026, representing growth of $17.1 million, or 20.4%, compared with the same period in the prior year. The increase was primarily driven by a 22.1% increase in unit sales volume, partially offset by a 1.4% decrease in average selling price. Physical movies represented the Company’s largest product category as a percentage of total sales during the quarter, accounting for approximately 36.3% of revenue. Performance benefited from key title releases, including Scary Movie through the Company’s Paramount partnership and Project Hail Mary through the Amazon MGM Studios Distribution partnership. The Paramount partnership, which launched in January 2025, continued to contribute to sales growth through expanded product availability and retail distribution. In addition, the Amazon MGM Studios Distribution partnership broadened the Company’s title assortment across key retail channels, further supporting physical movie sales during the quarter. The Company’s expanded title assortment, including new releases and premium physical formats, supported revenue growth and helped mitigate the impact of lower average selling prices and softer demand for certain catalog titles.

Year over year, vinyl record sales increased from $75.8 million to $86.7 million for the three months ended September 30, 2026, representing an increase of $10.9 million, or 14.4%, compared to the prior-year period. The increase was driven by growth in both unit sales volume and average selling price, reflecting continued consumer demand for vinyl records. The quarter featured a variety of new releases and special-edition vinyl offerings across pop, rock, and alternative music, including releases from established artists and emerging acts. Continued consumer interest in new music, reissues, and collectible vinyl editions supported the category’s performance. Higher unit sales volume and average selling prices contributed to the year-over-year increase in revenue.

Music compact disc (CD) Sales increased from $33.9 million to $41.2 million for the three months ended September 30, 2026, representing an increase of $7.3 million, or 21.5%, compared to the prior-year period. The increase was driven by a 12.7% increase in unit sales volume and a 7.8% increase in average selling price. Growth reflected continued consumer demand for physical music products and renewed interest in CDs as a collectible format, particularly among dedicated fan bases. High-profile artist releases, including Stray Kids’ K-pop mini-album release THIS AND THAT, contributed to demand, while continued interest in pop and international music supported sales. This renewed interest in CDs, combined with demand for special editions and artist-related merchandise, contributed to the category’s strong performance during the quarter, despite the broader music industry’s ongoing shift toward streaming and digital consumption.

For the three months ended September 30, 2026, collectibles revenue increased from $6.4 million to $11.9 million, an increase of $5.5 million, or 87.2%, compared to the same period in the prior year. Collectibles was one of the Company’s strongest-performing product categories during the quarter, with revenue approaching double the prior-year level and increasing its contribution to total sales from 2.5% to 4.3%. This substantial growth reflects the Company’s continued expansion in the collectibles market, supported by its ownership of Handmade by Robots, an expanding portfolio of licensed products, and broader sourcing initiatives and vendor relationships. The strong performance further demonstrates the growing importance of collectibles within the Company’s product portfolio and its ability to capitalize on consumer demand for distinctive and collectible merchandise.

For the three months ended September 30, 2026, electronics revenue increased from $2.0 million to $4.0 million, representing growth of $2.0 million, or 106.8%, compared to the prior-year period. Electronics was one of the Company’s fastest-growing product categories, with revenue more than doubling year over year and its contribution to total sales increasing from 0.8% to 1.4%. Electronics sales primarily consist of audio playback devices and accessories, including turntables, headphones, speakers, and related products, which complement the Company’s physical music and movie offerings. The increase reflects continued expansion in the category and demand for products that enhance the consumer experience with physical media. This growth further demonstrates the Company’s ability to capitalize on complementary product opportunities and broaden its revenue streams beyond physical entertainment media.

For the three months ended September 30, 2026, gaming revenue decreased from $45.6 million to $27.2 million, a decline of $18.4 million, or 40.4%, compared to the prior-year period. The decline was primarily driven by lower unit sales volume, reflecting reduced availability of Microsoft products and the absence of arcade products during the current period. In addition, the prior-year period benefited from sales associated with the launch of the Nintendo Switch 2 in June 2025. Gaming sales primarily consist of consoles, physical game titles, and accessories. The Company continues to align its product mix and distribution strategy with evolving consumer demand and market conditions.

Distribution and fulfillment fee revenue increased $0.9 million, or 17.6%, to $5.7 million for the three months ended September 30, 2026, compared to $4.8 million in the prior-year period. The increase reflects higher demand for the Company’s distribution, fulfillment, and value-added logistics services. The Company continues to support studio and retail partners through its physical media distribution and fulfillment operations, including its relationships with Paramount and Amazon MGM Studios. Wholesale freight revenue, including DTC, increased $0.5 million, or 15.7%, to $3.8 million from $3.3 million in the prior year period. Digital revenue decreased $0.9 million, or 33.7%, to $1.8 million from $2.7 million in the prior year period. These revenue categories, together with customer allowances and the provision for estimated product returns, contributed to the Company’s total net revenue increase of $24.9 million, or 9.8%, to $278.8 million for the quarter.

Cost of Revenues: Total cost of revenues, excluding depreciation and amortization, increased from $216.8 million to $236.7 million for the three months ended September 30, 2026, an increase of $19.9 million, or 9.2%, compared to the prior-year period. The increase was primarily attributable to higher sales volume and the corresponding increase in product costs. Gross profit increased by $5.0 million to $42.1 million, reflecting overall revenue growth and improved product margins. Gross margin improved from 14.6% to 15.1%, an increase of approximately 47 basis points, primarily driven by stronger product margins. These improvements were partially offset by higher royalty costs associated with increased business under the Company’s Paramount and Amazon MGM Studios distribution partnerships, as well as slightly higher freight costs, including increased fuel surcharges.

Operating Expenses: Total operating expenses for the three months ended September 30, 2026, increased by $4.9 million, or 18.3%, to $31.5 million from $26.6 million in the prior-year period. Operating expenses increased as a percentage of net revenue from approximately 10.5% to 11.3%. The increase was primarily attributable to higher selling, general and administrative expenses and distribution and fulfillment costs.

Distribution and fulfillment expenses increased to $12.0 million for the three months ended September 30, 2026, compared to $9.9 million in the prior-year period, an increase of $2.1 million, or 21.2%. As a percentage of net revenue, these expenses increased to 4.3% from 3.9%. The increase was primarily attributable to higher warehouse payroll and other fulfillment costs associated with increased business activity. Warehouse payroll increased by $1.7 million, or 26.4%, to $8.0 million, with payroll costs increasing to 2.9% of net revenue from 2.5% in the prior-year period. Total fulfillment payroll cost per hour increased modestly by 1.7% year over year. Accordingly, the increase in payroll expense was primarily attributable to higher labor requirements associated with increased fulfillment activity, special projects, and changes in product mix. Certain products, such as vinyl records, require additional handling and specialized packaging, contributing to increased labor demands. Other warehouse expenses increased by $0.4 million, or 11.9%, to $4.0 million, while remaining consistent at 1.4% of net revenue. The Company continues to utilize a flexible labor model to accommodate changes in order volume and operational demand, while investing in warehouse automation and operational improvements intended to enhance productivity and support scalable growth.

Selling, general and administrative (“SG&A”) expenses increased by $2.9 million, or 19.0%, to $17.9 million for the three months ended September 30, 2026, compared to $15.1 million in the prior-year period. As a percentage of net revenue, SG&A expenses increased to 6.4% from 5.9%. The increase was primarily attributable to higher payroll and employee-related costs, consulting and professional service expenses, and costs associated with supporting the Company’s ongoing business operations and growth initiatives. Management continues to evaluate SG&A expenditures and business processes to identify opportunities to improve operational efficiency and scalability. As part of these efforts, the Company is expanding its use of artificial intelligence (“AI”) tools and automation technologies to streamline workflows, automate routine tasks, improve the efficiency and accuracy of financial and operational processes, and support continued growth while maintaining appropriate internal controls.

Interest Expense: For the three months ended September 30, 2026, interest expense decreased from $2.3 million to $1.2 million, a decrease of $1.1 million, or 48.8%, compared to the prior-year period. The decrease was primarily driven by a lower effective interest rate, which declined from 8.4% to 5.3%, following the transition of the Company’s revolving credit facility from White Oak to Bank of America on October 1, 2025. The reduction in borrowing costs was partially offset by an increase in the average revolving credit facility balance from $73.8 million to $84.4 million, an increase of $10.6 million, or 14.3%, reflecting greater utilization of the facility to support working capital requirements. Overall, the lower effective interest rate more than offset the impact of higher average borrowings, resulting in a significant year-over-year reduction in net interest expense.

Income Tax: For the three months ended September 30, 2026, an income tax expense of $2.7 million was recorded compared to $1.9 million for the prior year period. Alliance reported a pretax income of $10.3 million for the three months ended September 30, 2026, versus income of $6.7 million for the three months ended September 30, 2025. The effective tax rate was 26% and 28% for the three months ended September 30, 2026, and 2025, respectively. In accordance with ASC 740-270, Interim Reporting, the Company calculates its interim income tax provision by applying an estimated annual effective tax rate to year-to-date ordinary income before income taxes. The estimated annual effective tax rate is based on projected annual pretax income, expected permanent differences, state income taxes, and other relevant tax considerations. The tax effects of significant unusual or infrequently occurring items, as well as certain other discrete tax events, are recognized in the interim period in which they occur and are excluded from the estimated annual effective tax rate.

The difference between the Company’s effective income tax rate of 26% for the three months ended September 30, 2026, and the U.S. federal statutory income tax rate of 21% was primarily attributable to state income taxes, partially offset by the tax benefits associated with foreign-derived deduction eligible income under Section 250 of the Internal Revenue Code and nontaxable gains resulting from changes in the fair value of the Company’s warrant liabilities.

Non-GAAP Financial Measures: EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings per Diluted Share (collectively, the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition and deal-related costs, changes in the fair value of warrants, insurance claim recoveries, and restructuring costs and net gains and losses on the disposal of assets. We define Adjusted Net Income as net income adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition and deal-related costs, amortization of acquisition-related intangible assets, amortization of deferred financing costs, changes in the fair value of warrants and litigation costs and settlements, regulatory assessments and insurance settlements, and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares outstanding used in the calculation of diluted earnings per share in accordance with U.S. GAAP.

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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as indicators of financial performance. Some of the limitations are:

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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the three months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
(in thousands, except share and per share data)	September 30, 2026	September 30, 2025
Net income	$7,621	$4,880
Equity-based compensation (1)	149	25
Acquisition and deal-related costs (2)	112	370
Amortization of acquisition-related intangible assets (3)	105	90
Amortization of deferred financing costs (4)	32	351
Change in fair value of warrants and contingent consideration (5)	(850)	1,462
Litigation costs and settlements (6)	237	382
State Tax benefit from prior year (10)	(3)	-
Income tax effect of adjustments (7)	(158)	(305)
Adjusted net income	$7,245	$7,255
Weighted-average shares outstanding—basic	50,979,630	50,957,370
Effect of dilutive securities	102,541	38,771
Weighted-average shares outstanding—diluted	51,082,171	50,996,141
Earnings per diluted share	$0.15	$0.10
Adjusted earnings per diluted share	$0.14	$0.14

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net income	$7,621	$4,880
Add back:
Interest expense, net	1,201	2,347
Income tax expense	2,655	1,858
Depreciation and amortization (8)	1,426	1,286
EBITDA	12,903	10,371
Adjustments:
Acquisition and deal-related costs (2)	112	370
Equity-based compensation (1)	149	25
Change in fair value of warrants and contingent consideration (5)	(850)	1,462
State tax benefit from Prior Year (10)	(3)	-
Gain on disposal of property and equipment (9)	-	(20)
Adjusted EBITDA	$12,311	$12,208

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

(6) Represents legal fees, settlement amounts and other costs associated with litigation matters that we do not consider indicative of our ongoing operating performance.

(7) Represents the income tax effect of the above adjustments. This adjustment uses a blended federal and state statutory income tax rate of 25% for all periods presented and is applied only to those adjustments that carry an income tax consequence. Changes in the fair value of warrants and contingent consideration are not deductible for income tax purposes and accordingly have not been tax effected.

(8) Represents total depreciation and amortization determined in accordance with U.S. GAAP, which includes amortization of acquisition-related intangible assets. Accordingly, no separate adjustment for that amortization is presented in the reconciliation of EBITDA to Adjusted EBITDA.

(9) Represents net gains and losses on the disposal of property and equipment.

(10) State Tax refund for abandoned property.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: On October 1, 2025, Alliance Entertainment Holding Corporation entered into a Loan and Security Agreement with Bank of America, N.A. establishing a $120 million senior secured revolving credit facility (the “Revolving Credit Facility”), replacing the Company’s previous asset-based credit facility with White Oak Commercial Finance, LLC (the “Prior Credit Facility”). The Revolving Credit Facility provides enhanced borrowing capacity and greater financial flexibility to support the Company’s working capital requirements and ongoing operating activities. In addition, the Company has continued to implement strategic initiatives focused on reducing operating expenses and optimizing its product mix through the sale of higher-margin products. Based on the Company’s financial performance for the quarter ended September 30, 2026, together with available borrowing capacity under the Revolving Credit Facility, cash on hand, cash flows generated from operations, and existing working capital resources, management believes the Company has sufficient liquidity to fund its operations, meet its financial obligations, and support its strategic objectives for at least the next twelve months from the date these consolidated financial statements are issued.

Our primary sources of liquidity are cash on hand, cash provided by operating activities, and borrowings under our revolving credit facility. As of September 30, 2026, the Company had $0.6 million of cash on hand, a decrease of $0.2 million compared to $0.8 million as of June 30, 2026. Outstanding borrowings under the Revolving Credit Facility were $72.0 million as of September 30, 2026, a decrease of $2.0 million, or 2.7%, compared to $74.0 million outstanding as of June 30, 2026. The decrease in outstanding borrowings primarily reflects net repayments under the Revolving Credit Facility during the quarter. The Revolving Credit Facility, which replaced the Prior Credit Facility on October 1, 2025, provides increased borrowing capacity and financial flexibility. As of September 30, 2026, approximately $48.0 million remained available under the Revolving Credit Facility, compared to approximately $46.0 million as of June 30, 2026.

Under the Revolving Credit Facility, the Company may request the issuance of letters of credit, which reduce availability under the borrowing base and increase outstanding borrowings. As of September 30, 2026, the Company had a $750 thousand letter of credit outstanding, which reduced availability under the Revolving Credit Facility and increased borrowings outstanding by a corresponding amount. The letter of credit is collateralized under the terms of the credit agreement and does not represent restricted cash held by the Company.

($in millions)	September 30, 2026	June 30, 2026
Revolver Balance	$72	$74
Availability	48	46

As of September 30, 2026, the Company intends to continue relying primarily on its borrowing capacity under the Revolving Credit Facility, as well as any renewal or replacement of such facility, to fund working capital and other operational requirements. The availability of additional cash proceeds from the potential exercise of outstanding Warrants is contingent upon the market price of the Company’s Class A common stock exceeding the Warrant exercise price of $11.50 per share. Given that the market price of the Class A common stock was $4.60 as of September 30, 2026, the Company does not currently expect Warrants to be exercised unless and until the market price exceeds the exercise price. Although the Company does not currently have any definitive plans to do so, it may seek to raise additional capital through the issuance of equity securities in the future, depending on market conditions, strategic opportunities, and liquidity needs.

Cash Flow: The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our condensed consolidated financial statements for the three months ended September 30, 2026, and 2025.

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Net Income	$7,621	$4,880
Net Cash Provided By (Used In):
Operating Activities	$4,287	$2,720
Investing Activities	$(205)	$(319)
Financing Activities	$(4,247)	$(414)

For the three months ended September 30, 2026, the Company generated $4.3 million of cash from operating activities, compared to $2.7 million in the prior-year period, an increase of $1.6 million. The increase reflects changes in working capital associated with the Company’s higher sales activity. Inventory represented a $25.4 million use of cash, compared to an $18.9 million use of cash in the prior-year period, reflecting increased investment in inventory to support sales and anticipated customer demand. Accounts payable provided $27.8 million of cash, compared to $18.5 million in the prior-year period, partially offsetting the increased investment in inventory. Trade receivables represented an $8.9 million use of cash, compared to a $0.8 million source of cash in the prior-year period, reflecting the timing of customer collections relative to sales. These working capital movements, together with changes in other operating assets and liabilities, contributed to the increase in net cash provided by operating activities.

For the three months ended September 30, 2026, cash used in investing activities was $0.2 million, compared to $0.3 million in the prior-year period. Investing activities primarily consisted of capital expenditures of $0.2 million in the current period, compared to $0.3 million in the prior-year period, reflecting limited investment in property and equipment during both periods. The decrease in cash used in investing activities reflects lower capital expenditures in the current period. There were no acquisition-related cash outflows during the current quarter.

Net cash used in financing activities was $4.2 million for the three months ended September 30, 2026, compared with net cash provided by financing activities of $0.4 million in the prior-year period. Financing activities during the current period primarily reflected net repayments of $3.4 million under the Company’s revolving credit facility and $0.8 million in payments on financing leases. In the prior-year period, financing activities primarily reflected net repayments under the revolving credit facility and payments on financing leases. The increase in net cash used in financing activities primarily reflects higher net repayments under the revolving credit facility during the current period. The Company actively manages borrowings and repayments under its revolving credit facility to meet working capital requirements and support ongoing operations. The transition to the Bank of America credit facility provides access to financing at a lower interest rate, which is expected to reduce borrowing costs. This transition supports the Company’s efforts to manage liquidity and financing costs while funding ongoing operating requirements.

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

No changes were made to the critical accounting estimates discussed in the 2026 Annual Report during the three months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company recorded a contingent liability of $1.58 million for the settlement and a related insurance recovery receivable from CNA of $1.38 million as of June 30, 2025. Both amounts were settled during the fiscal year ended June 30, 2026, and no balances relating to this matter remain recorded on the consolidated balance sheet as of September 30, 2026.

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

In December 2024, DirectToU, LLC, a subsidiary of the Company, received a third-party tender of defense related to alleged noncompliance with California Proposition 65 involving a product supplied by a third-party vendor and sold by the Company. The Company discontinued sales of the product and tendered the defense to the supplier, which has assumed responsibility for responding to the matter. Based on currently available information, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial statements.

In July 2025, the Company received correspondence alleging a violation of a contractual non-solicitation provision. The Company disputes the allegations and has responded accordingly. Based on currently available information, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial statements.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended June 30, 2026, filed with the SEC on September 10, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Alliance Entertainment Holding Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2026).

3.2	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on August 26, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2026).

31.1*	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE ENTERTAINMENT HOLDING CORPORATION

Date: November 12, 2026	By:	/s/ Amanda Gnecco
	Name:	Amanda Gnecco
	Title:	Chief Financial Officer
(Principal Financial Officer)

